Form 10-K
period 2021-12-31
Boon Industries, Inc.
filed 2022-04-14
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56325

BOON INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	84-5079920
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

110 Spring Hill Road #16, Grass Valley, CA	95945
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 648-1333

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common stock, par value $0.0001
(Title of class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,603,945 as of the last business day of the fiscal quarter ended June 30, 2021, based on the closing price $0.025 per share for the common stock on such date as traded on the OTC Markets

As of April 8, 2022, the registrant had 1,226,488,409 shares of its common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends, and activities will occur and the projected information based on those assumptions. We do not know all of our assumptions are accurate. In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof. If our assumptions are wrong about any events, trends, or activities, then our estimates for future growth for our business also may be wrong. There can be no assurances any of our estimates as to our business growth will be achieved.

PART I

Item 1. Business.

Overview

Boon Industries, Inc. is an innovative bioscience company that has developed chemical solutions for the agricultural, food and beverage, hospitality, and medical industries. DiOx+, our flagship product, is a disinfectant sterilizer that kills harmful pathogens without dangerous toxic exposure to the user or the environment. DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that helps protect the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation.

Our proprietary chemical formulas and processes make DiOx+ ideal for sterilizing mission critical, high value medical equipment and disinfecting air and surfaces in laboratory and hospital environments. DiOx+ helps protect agricultural crops from disease, can be used in water treatment systems, and helps reduce operational costs in warehousing, distribution centers, and ecommerce support facilities.

We manufacture DiOx+ in the U.S. at our production facility located in Grass Valley, California. We also manufacture customized “white label” products for the food and beverage industry at the facility we lease in Grants Pass, Oregon. These white label products are predominantly tinctures of liquid nutritional supplements that utilize nano-emulsification to suspend particles in a solution.

Boon Industries Inc also provides modified shipping containers outfitted for agricultural purposes. These units offer solutions for several different segments within the agricultural industry and can be designed to accommodate a variety of uses.

Holding Company Parent Subsidiary Formation

Boon is the successor issuer of Leaf of Faith Beverage, Inc. (“LOFB”), as a result of a holding company reorganization effected by a merger (the “Holding Company Merger”) on March 2, 2020, under which LOFB merged with and into Leaf of Faith Beverage Merger Sub, Inc., a wholly owned subsidiary of Boon, which in turn was a wholly owned subsidiary of LOFB. The Holding Company Merger was effected pursuant Section 1080(g) of the Oklahoma General Corporation Act (the “Oklahoma Act”), under which wholly owned subsidiaries may merge to effect a holding company structure without requiring a stockholder vote.

Matrix of Life Trust Acquisition

On March 2, 2020, following the Holding Company Merger, we purchased all the assets, and assumed all of the liabilities of Matrix of Life Tech Trust, an Oregon Trust, pursuant to an Asset Purchase Agreement dated February 10, 2020 (the “Matrix Acquisition”). In connection with the Matrix Acquisition, Justin Gonzalez, the trustee, and sole beneficiary of Matrix of Life Tech Trust, was appointed our Chief Executive Officer and Chairman. Prior to the Matrix Acquisition, Matrix produced beverages and food products at a facility leased in Grants Pass, Oregon. As a result of the Matrix Acquisition, our business became the business previously conducted by Matrix. Following the Matrix Acquisition, we have expanded Matrix’s business of manufacturing customized “white label” products for the food and beverage industry to focus on the distribution of our DiOx+ product.

Matrix of Life Tech Trust (the “Trust”) was established in October of 2011 by Justin Gonzalez, as trustee, for the benefit of his children to develop proprietary technologies in emulsification with applications in the beverage and nutritional supplement industries. The Trust was initially funded by cash from Mr. Gonzalez to engage in its business. Beginning in 2012 the Trust conducted water bottling operations in Grants Pass, Oregon, where it produced bottled water and a range of products for the health and wellness industry, until the sale of its assets to us in March 2020.

Our Market Opportunity

The market opportunity for Boon Industries’ DiOx+ product includes key sectors that require effective disinfecting and sterilizing of air, surfaces, and equipment. The growth in these markets has been substantial since 2020, and the outlook continues to grow following the advent of the COVID-19 pandemic. The global sterilization equipment and disinfectants market is expected to grow from $7 billion in 2019 to $9 billion in 2023, a compound annual growth rate (CAGR) of 8.4%. In 2020, the sterilization equipment market was valued at $8 billion, driven by increased demand for sterilization equipment, disinfectants, and critical care equipment due to COVID-19. The U.S. surface disinfectant market size was valued at $987 million in 2019 and is expected to grow at a compound annual growth rate of 9.2% from 2020 to 2027.

The surface disinfectants market is projected to grow substantially due to strict regulations for the use of surface disinfectants, rising awareness among consumers regarding hygiene, and increasing cases of chronic diseases. The market is further driven by the rising incidences of disease outbreaks, such as the COVID-19 pandemic, which has created a steep rise in the demand for surface disinfectants from hospitals. Chemical disinfectants have emerged as the largest composition segment, with growing demand for disinfectants such as quaternary ammonium compounds and alcohols. Due to the rising awareness about the effects of the toxic nature of some of the chemical-based products and the many recalls that have occurred recently, our product’s non-toxic yet highly effective dynamic is expected to provide a critical competitive advantage for our product line, which is based on protecting the health of people and the environment with an eco-friendly chlorine dioxide solution and its oxidizing properties.

In addition, we anticipate that our California base will provide us with access and exposure to the nation’s most significant agriculture market. Protecting agriculture from disease and providing farmers with cost-effective solutions to protect, process and clean crops represents a significant opportunity for us. In California alone, crops are a $50+ billion business, including exports that topped $21 billion in 2019. Grape production generated $5.4 billion in 2019 and almond production resulted in $6.1 billion in cash receipts. California accounts for 40 percent of all organic production in the U.S. and organic sales grew to $10.4 billion in 2019. Boon is targeting farms in California’s central valley to develop pilot projects around protecting the food supply from the devasting impacts of pests, viruses and diseases. These efforts include touch points in the fields, at the processing plants and in the transportation system.

Top 10 Agricultural Counties
	Total Value and Rank
	____________ $1.000 ____________
County	2018		2019		Leading Commodities
Fresno	7,942,018	1	7,714,540	1	Almonds, Pistachios, Livestock (Unspecified), Grapes (Table)
Kern	7,469,670	2	7,692,667	2	Almonds, Grapes (Table), Pistachios, Milk
Tulare	7,113,392	3	7,508,852	3	Milk, Oranges (Navel), Grapes (Table), Cattle & Calves
Monterey	4,258,628	4	4,426,625	4	Strawberries, Lettuce (Romaine), Lettuce (Head), Broccoli
Stanislaus	3,528,222	5	3,526,856	5	Almonds, Milk, Chickens, Nursery (Fruit/Vine/Nut)
Merced	3,252,659	6	3,270,959	6	Milk, Almonds, Cattle & Calves, Chickens (Broilers)
San Joaquin	2,594,221	7	2,638,145	7	Almonds, Milk, Grapes (Wine), Walnuts
Kings	2,280,675	8	2,187,693	8	Milk, Almonds, Cotton (Pima), Pistachios
Imperial	2,226,030	9	2,015,843	9	Heifers & Steers (Fed), Hay (Alfalfa), Vegetables (Unspec.), Hay (Other)
Madera	2,055,845	11	1,998,826	10	Almonds, Milk, Pistachios, Grapes (Wine)

Source: California County Agricultural Commissioners’ Reports

Beyond high value medical equipment and agriculture, the potential market for DiOx+ includes segments that touch business and consumers every day in a multitude of ways. From hospitals, medical centers, EMS/first responder facilities and equipment, to physician and dental offices. Hospitality settings like hotels and restaurants to large stadiums and arenas. All these segments are expected to adhere to significant sanitization, disinfecting and sterilizing protocols in the wake of the COVID-19 pandemic. Commercial buildings, manufacturing and warehouse facilities, and food processing plants will also be operating under a “new normal” with their own unique set of operational requirements.

Chlorine Dioxide—A Powerful Disinfectant: The antimicrobial, antiviral, anti-mold and biofilm destroying properties of chlorine dioxide are used in many industrial applications where efficiency, speed of action, and no residues are key. Chlorine dioxide is used as a disinfectant in food processing, air disinfection and odor control, disinfection of premises as well as vehicles, water treatment including drinking water and swimming pools, mold eradication, health applications such as dental treatments, wound cleansing, and eye therapies, among others. Chlorine dioxide was first discovered by Sir Humphry Davy in 1811 when he added sulfuric acid (HYSON) to potassium chlorate (KClO3).

Agriculture Vertical

On May 13, 2020, we entered into an exclusive distribution and licensing agreement with C Group LLC under which we intend to sell indoor agricultural growing pods utilizing C-Group’s proprietary technology to our existing and future customers. The growing pods are a self-contained 800 sq ft steel container consisting of computerized climate and irrigation control. C Group LLC is manufacturing the pods.

The distribution agreement is for an initial term of five years and provides for an automatic five-year renewal period unless C Group provides us with notice of non-renewal at least six months prior to the end of the initial term. Either party may terminate the agreement upon a material breach by the other party. In addition, C Group may terminate the agreement without cause during the five-year extension period upon six months’ notice to us. Pursuant to this agreement, we issued 300,000 shares of our Series A Preferred Stock to Anthony Super, the President of C Group LLC.

Industry Overview

Since the FDA approved usage of chlorine dioxide under Title 21 in 2016, there have been a handful of companies that have begun to offer chlorine dioxide products. There are three main types of chlorine dioxide available in the market, and each have their pros and cons:

●	Gaseous chlorine dioxide.

●	Stabilized chlorine dioxide; and

●	Activated chlorine dioxide (in solution), such as DiOx+.

Gaseous Chlorine Dioxide

Chlorine dioxide gas is generally created in situ using ClO2 gas electrochemical or electrolytic generators, or by mixing two incompatible chemicals that as a result produce chlorine dioxide gas. Since the gas cannot be compressed or stored, the generators are usually installed on location and used as a chlorine dioxide feed for immediate application. A wide range of companies offer equipment and/or services for on-site disinfection.

Stabilized Chlorine Dioxide

Stabilized chlorine dioxide can be produced by chemically mixing sodium chlorite with other compounds, such as hydrogen peroxide (H2O2); however, they are either not chlorine dioxide per se (ClO2, which is a gas), or the ingredients to create the actual gas have not been mixed and will be mixed to produce ClO2 when in contact with water.

Activated Chlorine Dioxide (in solution) (DiOx+)

Chlorine dioxide is usually produced as a gas dissolved in a water solution starting with a sodium chlorite solution and one of the following methods: reaction with chlorine gas, or reaction with sodium hypochlorite and an acid, or reaction with an acid, typically hydrochloric acid. Efficient generation of chlorine dioxide is reliant on proper precursor ratios and mixing for a given method.

When chlorine dioxide is generated in solution, it is a very effective liquid disinfectant at point of use. Chlorine dioxide at use concentrations (0.5–.85 ppm) overcomes some of the disadvantages of hypochlorite in that it is non tainting, noncorrosive, and nontoxic. Its sole use at present is in water disinfection. Unlike iodine, chlorine dioxide has no adverse effects on thyroid function. Chlorine dioxide is widely used by municipal water treatment facilities. The term “chlorine dioxide” is misleading because chlorine is not the active element. Chlorine dioxide is an oxidizing, not a chlorinating agent, and it acts by means of a reduction-oxidation (redox) electro-chemical reaction.

Chlorine Dioxide Market

The global chlorine dioxide market size was over $795 million in 2019 and is estimated to grow at over 5% CAGR between 2020 and 2026 owing to significant expansion of the industrial wastewater treatment sector. Growing regulatory restrictions on the usage of chlorine and hypochlorite in pulp bleaching should boost the adoption of chlorine dioxide.

The product is witnessing rising demand in several industries including the pulp and paper industry owing to the growing adoption of paper packaging products on account of the significant expansion of the retail and e-commerce sector. The growing demand for pulp from the textile industry and increasing consumer preference for personal hygiene products such as tissue papers and disposable towels should further drive the chlorine dioxide market growth. Stabilized chlorine dioxide is an ideal ingredient of the pulp bleaching process to produce pulp with higher brightness. Under FDA regulations, chlorine dioxide may legally be used as a food additive provided it is obtained by prescribed production methods such as the electrolysis of sodium chlorite, or the treatment of sodium chlorate with hydrogen peroxide (which is a stabilized form of chlorine dioxide, and not ClO2 gas, and has its issues with higher corrosiveness and residual remains). The regulation allows chlorine dioxide to be used as an antimicrobial agent in water for washing fruits and vegetables or poultry processing in a concentration not exceeding 3 parts per million.

Chlorine dioxide consumption in industrial water treatment applications is expected to surpass 125 kilotons by 2026. Growing industrialization and urbanization has contributed to water pollution thereby increasing the requirement for industrial water treatment. Industrial processes require water with specific pH levels, water hardness and total dissolved solids (TDS) as the raw water intake involves water of varying compositions such as freshwater, seawater and groundwater. Chlorine dioxide serves as an effective biocide in the treatment of process water, food processing and cooling towers (in the latter to control biofilm which leads to legionnaire’s disease).

The voluminous amount of water required in industrial processes coupled with the adverse effects of contaminated water on industrial equipment such as lodging of debris and chemical contamination, should drive product demand. Rising water shortage has increased consumer focus on water reuse, which requires appropriate water treatment. Growing technological advancement in the industrial wastewater treatment industry along with significant expansion of the electronics sector has increased the requirement for treatment solutions to remove exotic metals should boost the chlorine dioxide market growth.

Improving Air Quality

In a recent study, chlorine dioxide gas efficiently disinfected and improved air quality indoors after single (0.28L solution, 250 mg/L), double, and triple doses. All three doses reduced indoor bacteria and fungi concentrations, but the double and triple doses had significantly better antimicrobial effects.

In another study, a chlorine dioxide-based agent was more effective than hydrogen peroxide at killing bacteria that had enhanced resistance to chemical and radiation disinfection (B. pumilus SAFR-032 and Bacillus subtilis ATCC 6051). Chlorine dioxide can help sterilize peroxide- and UV-resistant spores in hospital environments.

Antiviral Activity

Chlorine dioxide is also antiviral. It destroys the proteins on the outside of viruses and degrades the virus. Chlorine dioxide gas has been shown to be effective against these viruses on hard, non-porous surfaces:

●	Human influenza (IFV)

●	Measles

●	Human herpes (HHV)

●	Human adenovirus (HAdVs)

●	Influenza A (in mice)

Chlorine dioxide solution also inactivated human and monkey rotaviruses (that cause diarrhea) and hepatitis A.

Government Regulation

The Environmental Protection Agency (“EPA”) registered chlorine dioxide as a disinfectant and sanitizer in 1967. In 1983, the EPA recommended chlorine dioxide as an alternative to chlorine (which was linked to cancer causing THMs) to disinfect water. Use of chlorine dioxide as a disinfectant and sterilizer accelerated across the beverage industry, fruit and vegetable processing, and pulp and paper in 1990s. There are various forms in which chlorine dioxide can be produced, with various degrees of purity, concentration, and applicability. In the United States, chlorine dioxide is approved for use by OSHA, FDA, EPA, CDC, USDA, and DOT.

List N Designation

We intend to apply for List N designation of DiOx+ from the EPA List N is a publicly available list maintained by the EPA of products that the EPA expects will kill SARS-CoV-2, the coronavirus that causes COVID-19, when used according to the products’ label directions. All products on this list meet EPA’s criteria for use against SARS-CoV-2 (COVID-19). Products qualify for List N if they:

●	Demonstrate efficacy against the coronavirus SARS-CoV-2 (COVID-19).

●	Demonstrate efficacy against a pathogen that is harder to kill than SARS-CoV-2 (COVID-19); or

●	Demonstrate efficacy against a different human coronavirus similar to SARS-CoV-2 (COVID-19).

We believe our DiOx+ meets all the foregoing criteria and have been working with independent laboratories and consultants to obtain List N designation from the EPA of our DiOx+ products. We have conducted studies with Microchem Labs in Round Rock, Texas and Q Labs in Cincinnati, Ohio that support the efficacy of our DiOx+ products and conformity to EPA requirements. We expect to obtain the List N designation from the EPA in the first half of 2022. We believe that once we have obtained List N designation, we will see greatly increased demand for DiOx+ from government purchasers, contractors, hospitals, and other consumers.

Sources and Availability of Raw Material

We purchase raw materials and components from a variety of suppliers, including Uline and Amazon. Our largest material cost is for the bottles and containers in which our products are sold. We do not consider Uline or Amazon or any particular supplier to be a principal supplier or material to our business. Although we do not have long term contracts with any of our suppliers, we believe we have good relationships with our suppliers, and if necessary, we believe we could replace one or more of our current suppliers with minimal effect on our business operations.

Competition

The disinfectant and chlorine dioxide industries are subject to intense competition. Many of our competitors are larger companies whose financial resources and scope of operations are substantially greater than ours. Our competitors that produce chlorine dioxide include International Dioxide, Ecolab, Grundfos, ProMinent, Evoqua, and Scotmas. Various manufacturers are engaged in consolidation through joint ventures, mergers, and acquisitions, which should boost their market share and make it more difficult to compete with them. We also face competition from companies that engage in research and development activities to develop new products that compete with our products. However, we believe our DiOx+ product offers a superior, more concentrated formulation, that will expand use applications and allow us to penetrate markets not currently occupied by our competitors. Our current competitors offer ready to use formulas or concentrates with concentrations of up to 3,000 parts per million (ppm). In contrast, our product is a 4,000 ppm solution, which allows for a greater dilution factor and potential cost savings for many applications.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of trade secrets, including know-how, employee and third-party nondisclosure agreements, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

In addition to our own proprietary formulas, we are a party to an Exclusive Technology License Agreement with Eaucentrix LLC which provides us the exclusive license for the use of proprietary formulas developed by Eaucentrix. The Exclusive Technology License Agreement has a perpetual term, subject to the right of Eaucentrix to terminate the agreement upon a material breach by us which we fail to cure following notice from Eaucentrix, or our failure to pay amounts due to Eaucentrix under the agreement for more than 60 days after such payments become due.

We registered DiOx+ as a trademark with the U.S. Patent and Trademark Office on June 8, 2020.

We are currently applying for a product registration with the EPA that includes a Confidential Statement of Formula that outlines the proprietary formula.

We currently do not hold any patents or other registered intellectual property other than our DiOx+ trademark.

Employees

As of December 31, 2021, we had two full-time employees.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)	The last day of the fiscal year of the issuer during which it has total annual gross revenues of $1,000,000.

(b)	The last date of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective IPO registration statement.

(c)	The date on which such issuer has, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

(d)	The date on which such issuer is deemed to be a large-accelerated filer.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal corporate offices and manufacturing facility is located at 110 Spring Hill Drive, Suite 16, Grass Valley, CA 95945. Our facilities encompass eight thousand square feet, that we lease at a base rate of $4,000 per month, subject to annual increase based on the increase in the CPI, under a lease that expires January 1, 2025. We believe our facilities are adequate to meet our current and near-term needs. We also lease a product production and water bottling facility in Grants Pass, Oregon on a month-to-month basis at a cost of $2,000 per month.

Item 3. Legal Proceedings.

In the ordinary course of business, we may become involved in legal proceedings from time to time. We are not currently party to any legal proceedings, nor are we aware of any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Markets’ Pink Open Market under the symbol “BNOW”. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTC Markets’ Pink Open Market quotation service:

	Closing Price
	High	Low

Year Ended December, 2020
First Quarter	$0.690	$0.100
Second Quarter	$0.060	$0.170
Third Quarter	$0.090	$0.090
Fourth Quarter	$0.060	$0.020

Year Ended December, 2021
First Quarter	$0.770	$0.090
Second Quarter	$0.160	$0.030
Third Quarter	$0.030	$0.010
Fourth Quarter	$0.030	$0.000

Approximate Number of Equity Security Holders

As of April 8, 2022, there were approximately 431 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, we issued the following unregistered equity securities:

We issued 342,981,775 shares of common stock upon the conversion of 561,790 shares of Series A Preferred stock.

We issued 1,868,756 shares of common stock with a fair value of $109,509 in lieu of $171,720 of accrued but unpaid salary owed to our Company’s Chief Operating Officer resulting in a gain from debt extinguishment of $62,211.

We issued 13,588,448 shares of common stock with a fair value of $154,539 upon the conversion of $98,336 in principal and accrued interest of convertible notes.

The above issuances of were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

General Overview

We are an innovative bioscience company that has developed an effective germ fighter, DiOx+, a disinfectant sterilizer that kills 99.99% of harmful pathogens without dangerous toxic exposure to the user or the environment. Our DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that kills dangerous pathogens with no residual toxicity. It protects the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation. Our proprietary chemical formulas and processes make DiOx+ ideal for sterilizing mission critical, high value medical equipment and disinfecting air and surfaces in laboratory and hospital environments. DiOx+ helps protect agricultural crops from disease and other pathogens like mold and fungus. It is used in water treatment plants, and helps reduce operational costs in warehousing, distribution centers, and ecommerce support facilities.

Results of Operations Year Ended December 31, 2021, compared to Year Ended December 31, 2020

	Year Ended December 31,
	2021	2020	Change ($)	Change (%)

Revenue	$86,259	$60,157	26,102	43.4%
Cost of revenue	30,946	18,441	12,505	67.8%
Gross profit	55,313	41,716	13,597	32.6%

Operating expenses	4,831,548	2,574,539	2,257,009	87.7%

Loss from operations	(4,776,235)	(2,532,823)	(2,243,412)	88.6%

Other expense	(1,093,791)	(2,331,181)	(1,237,390)	(53.1)%

Net loss	$(5,870,026)	$(4,864,004)	$(1,006,022)	(20.7%)

Revenue

Revenue increased by $26,102 or 43.4% from the previous year to $86,259 during the current year compared to $60,157 during the previous year. The increase was due to the recovery from the negative impact of the COVID-19 outbreak in March 2020. During the year ended December 31, 2021, the Company recognized approximately $23,000 of additional revenue related to packaging and shipping services of product for a third-party customer.

Cost of Revenue

The Company’s cost of sales was $30,946 for the year ended December 31, 2021, an increase of $12,505 or approximately 67.8%, compared to $18,441 for the year ended December 31, 2020. The increase in cost of revenue was due to the impact of COVID-19 and the related reduced productivity, and additional costs.

Operating Expenses

Operating expenses for the year ended December 31, 2021, and December 31, 2020, were $4,831,548 and $2,574,539, respectively. The increase was primarily attributable to an increase in share-based compensation expense resulting from the fair value of shares of common stock issued pursuant to consulting agreements, licensing fees under the exclusive licensing and distribution agreement with C Group LLC, professional fees and general and administrative expenses associated with the preparation of reports relating to being a public company, including our recent Form 10 filing.

Other Expense

Other expense for the years ended December 31, 2021, and 2020 was $1,093,791 and $2,331,181, respectively.

Other income/expense for the year ended December 31, 2021, consisted of $1,955,459 of income resulting from changes in fair value of derivatives, $1,157,166 of interest expense, $134,379 of gain on debt conversion, and $2,026,463 of loss on Series A Preferred Stock conversion to common stock.

Other expense for the year ended December 31, 2020, consisted of $2,037,466 expense resulting from changes in fair value of derivatives, $368,482 of interest expense, $256,203 gain on debt conversion, and $181,436 of loss on Series A Preferred Stock conversion to common stock.

Net Loss

Net loss for the year ended December 31, 2021, was $5,870,026, compared with $4,864,004 for the year ended December 31, 2020. The increase in our net loss resulted from the reasons outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of December 31, 2021, and December 31, 2020, was as follows:

	December 31, 2021	December 31, 2020
Current Assets	$127,104	$14,209
Current Liabilities	$71,626,880	$199,433,110
Working Capital Deficit	$(71,499,776)	$(199,418,901)

The overall working capital deficit decreased from $199,418,901 at December 31, 2020, to $71,499,776 at December 31, 2021. The current liabilities primarily consist of loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The decrease in working capital deficit is mainly attributable to a decrease in the fair value of the derivative liability and the conversion of Series A Preferred Stock to common stock in the fiscal year ended December 31, 2021.

The following is selected information from the statements of cash flow for the years ended December 31, 2021, and December 31, 2020:

	December 31,	December 31,
	2021	2020
Cash used in Operating Activities	$(553,772)	$(433,389)
Cash used in Investing Activities	$(5,614)	$—
Cash provided by Financing Activities	$575,554	$438,142
Net Increase in Cash During Period	$16,168	$4,753

Going Concern

Since January 1, 2021, and through December 31, 2021, the Company has raised approximately $0.6 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Our cash on hand at December 31, 2021 was approximately $23,400. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company requires additional capital to fully execute its marketing program and fund its current operations and development. Presently we are relying on raising additional funding to meet operational shortfalls. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Seasonality

Management does not believe that our current business segment is seasonal to any material extent.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, warranty liabilities, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 1 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

BOON INDUSTRIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Boon Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boon Industries, Inc. as of December 31, 2021, and 2020, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

PCAOB ID Number 5041

We have served as the Company’s auditor since 2020

Lakewood, CO

April 14, 2022

Boon Industries, Inc.
Balance Sheets
As of December 31, 2021, and 2020

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$23,360	$7,192
Accounts receivable	16,693	—
Inventory	8,403	6,889
Prepaid expenses & other assets	78,648	128
Total Current Assets	127,104	14,209

Property and equipment, net	88,264	94,000
Capitalized licensing fees, net	2,025,000	2,625,000
TOTAL ASSETS	$2,240,368	$2,733,209

LIABILITIES
Current Liabilities:
Accounts payable	$113,298	$136,492
Convertible notes payable, net of discount	949,063	329,427
Loans payable	110,000	110,000
Accrued interest	135,057	56,074
Derivative liability	928,198	2,078,975
Related party liabilities	497,168	313,142
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 6,889,410 and 19,640,900 shares issues and outstanding at December 31, 2021, and December 31, 2020, respectively	68,894,100	196,409,000
Total Current Liabilities	71,626,884	199,433,110

Total Non-Current Liabilities	—	—

Total Liabilities	71,626,884	199,433,110

Commitments and contingencies (note 11)

STOCKHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at December 31, 2021, and December 31, 2020.	—	—
Common stock, $0.0001 par value; 529,999,000 shares authorized 400,511,582 and 42,072,603 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively.	40,051	4,207
Stock Payable	250,000	—
Additional paid in capital	(58,490,434)	(191,388,001)
Accumulated deficit	(11,186,133)	(5,316,107)
Total Stockholders’ Deficit	(69,386,516)	(196,699,901)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,240,368	$2,733,209

See accompanying summary of accounting policies and notes to financial statements.

Boon Industries, Inc.
Statements of Operations
For the Years Ended December 31, 2021, and 2020

	December 31, 2021	December 31, 2020
Sales	$86,259	$60,157
Cost of sales	30,946	18,441
Gross profit	55,313	41,716

Operating expenses:
Depreciation	11,350	11,000
General and administrative expenses	412,267	170,568
Stock-based compensation	3,303,000	1,600,000
Licensing fees	600,000	375,000
Professional fees	142,931	116,304
Salaries and wages	362,000	301,667
Total operating expenses	4,831,548	2,574,539

Loss from operations	(4,776,235)	(2,532,823)

Other income (expense):
Gain on conversion of debt	134,379	256,203
Change in fair value of derivative liability	1,955,459	(2,037,466)
Loss on Series A conversion	(2,026,463)	(181,436)
Interest expense, net	(1,157,166)	(368,482)
Total other expense	(1,093,791)	(2,331,181)

Net loss before income taxes	(5,870,026)	(4,864,004)
Income tax expense	—	—
Net loss	$(5,870,026)	$(4,864,004)

Weighted average number of common shares outstanding, basic and diluted	151,943,782	29,515,387
Basic and diluted net loss per common share	$(0.04)	$(0.16)

See accompanying summary of accounting policies and notes to financial statements.

Boon Industries, Inc.

Statement of Stockholders’ Deficit
For the Years Ended December 31, 2021, and 2020

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2020	—	$—	1,000	$—	42,072,603	$4,207	$(191,388,001)	—	$(5,316,107)	$(196,699,901)

Preferred stock cancelled	—	—	—	—	—	—	125,025,000	—	—	125,025,000
Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	342,981,775	34,298	7,610,064	—	—	7,644,362
Shares of common stock issued pursuant to salary conversion	—	—	—	—	1,868,756	187	109,323	—	—	109,510
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	250,000	—	250,000
Common shares issued pursuant to debt conversion	—	—	—	—	13,588,448	1,359	153,180	—	—	154,539
Net loss	—	—	—	—	—	—	—		(5,870,026)	(5,870,026)
Balance at December 31, 2021	—	$—	1,000	$—	400,511,582	$40,051	$(58,490,434)	250,000	$(11,186,133)	$(69,386,516)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	—	$—	—	$—	—	$—	$(13,361)	$(452,103)	$(465,464)

Parent subsidiary formation	19,320,000	1,932	—	—	306,681	31	(1,963)	—	—
Common stock issued with asset purchase	50,000	5	1,000	—	30,000,000	3,000	596,995	—	600,000
Conversion of debt to common stock	—	—	—	—	1,836,653	183	256,948	—	257,131
Preferred stock converted to common stock	(29,100)	—	—	—	4,929,270	493	471,943	—	472,436
Common shares issued per employment agreements	—	—	—	—	4,999,999	500	999,500	—	1,000,000
Preferred stock issued pursuant to licensing and distribution agreement	300,000	30	—	—	—	—	2,999,970	—	3,000,000
Reclassification Series A to Liability	(19,640,900)	(1,967)	—	—	—	—	(196,698,033)	—	(196,700,000)
Net loss	—	—	—	—	—	—	—	(4,864,004)	(4,864,004)
Balance at December 31, 2020	—	$—	1,000	$—	42,072,603	$4,207	$(191,388,001)	$(5,316,107)	$(196,699,901)

See accompanying summary of accounting policies and notes to financial statements.

Boon Industries, Inc.

Statements of Cash Flows
For the Years Ended December 31, 2021, and 2020

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(5,870,026)	$(4,864,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,350	11,000
Amortization of convertible debt discount	507,758	323,333
Amortization capitalized license fees	600,000	375,000
Change in fair value of derivative liability	(1,955,459)	2,037,466
Stock-based compensation	3,303,000	1,600,000
Gain on debt conversion	(134,379)	(256,203)
Penalty on debt conversion	30,000	—
Non-cash interest expense	493,431	—
Loss on Series A conversion	2,026,463	181,436
Decrease (increase) in operating assets and liabilities
Accounts receivable	(16,693)	—
Inventory	(1,514)	(6,889)
Prepaid & other assets	(3,520)	1,540
Accounts payable	(23,195)	136,492
Related party liabilities	387,194	—
Accrued interest	91,818	27,440
Net cash used in operating activities	(553,772)	(433,389)

Cash flows from investing activities:
Acquisition of property & equipment	(5,614)	—
Net cash used in investing activities	(5,614)	—

Cash flows from financing activities:
Proceeds from convertible debt	607,000	125,000
Related party liabilities	(31,446)	313,142
Net cash provided by financing activities	575,554	438,142

Net increase in cash	16,168	4,753

Cash, beginning of period	7,192	2,439
Cash, end of period	$23,360	$7,192

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$10,008	$9,174
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Original debt discount conversion feature	$440,123	$—
Conversion of related party salary to common stock	$109,510	$—
Preferred stock cancelled and returned to Treasury	$125,025,000	$—
Preferred stock issued pursuant to agreement	$3,378,000	$3,000,000
Common stock issued pursuant to asset purchase agreement	$—	$600,000
Conversion of notes payable and accrued interest to common stock	$154,539	$257,131
Common stock issued in accordance to employment agreements	$—	$1,000,000
Preferred stock converted to common stock	$17,375	$—
Conversion of Series A Preferred stock into common stock	$7,644,362	$472,436

See accompanying summary of accounting policies and notes to financial statements.

Boon Industries, Inc.

Notes to the Financial Statements

For the Years Ended December 31, 2021, and 2020

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Boon Industries, Inc. (“Boon,” the “Company,” “we,” “us” and “our”) is an innovative bioscience company that has developed chemical solutions for the agricultural, food and beverage, hospitality, and medical industries. DiOx+, our flagship product, is a disinfectant sterilizer that kills harmful pathogens without dangerous toxic exposure to the user or the environment. DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that protects the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation. DiOx+ is effective against aerobic and non-aerobic bacteria, viruses, molds, fungi, algae, protozoa, and spores.

Our proprietary chemical formulas and processes make DiOx+ ideal for sterilizing mission critical, high value medical equipment and disinfecting air and surfaces in laboratory and hospital environments. DiOx+ helps protect agricultural crops from disease, can be used in water treatment systems, and helps reduce operational costs in warehousing, and distribution centers, and ecommerce support facilities.

We manufacture DiOx+ in the U.S. at our production facility located in Grass Valley, California. We also manufacture customized “white label” products for the food and beverage industry at the facility we lease in Grants Pass, Oregon.

These white label products are predominantly tinctures of liquid nutritional supplements that utilize nano-emulsification to suspend particles in a solution.

Basis of Presentation

The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Holding Company Parent-subsidiary Formation

On March 2, 2020, the Company became the parent and successor issuer of Leaf of Faith Beverage, Inc. (“LOFB”), pursuant to a parent-subsidiary reorganization with LOFB, pursuant to Section 1081(g) of the Oklahoma Act, which was executed by Leaf of Faith Beverage, Inc., Boon Industries, Inc., and Leaf of Faith Beverage Merger Sub, Inc. Boon Industries, Inc. was incorporated in Oklahoma on March 2, 2020.

Under the Agreement and plan of merger, Leaf of Faith Beverage, Inc. merged into Leaf of Faith Beverage Merger Sub, Inc. and Leaf of Faith Beverage, Inc. ceased to exist, wherein Leaf of Faith Beverage Merger Sub, Inc. became the survivor and successor, having acquired all of Leaf of Faith Beverage, Inc. assets, rights financial statements, obligations, and liabilities as the constituent or resulting corporation. Boon Industries, Inc. became the parent and the holding company of Leaf of Faith Beverage Merger Sub, Inc. under the Parent Subsidiary formation which was in compliance with Section 1081(g) of the Oklahoma Act. Upon consummation of the Parent Subsidiary formation, each issued and outstanding share of capital stock of the former Leaf of Faith Beverage, Inc. was transmuted into and represented the identical equity structure of Boon Industries, Inc. (on a share-for-share basis) being of the same designations, rights, powers and preferences, and qualifications, limitations, and restrictions. Boon Industries, Inc. was the issuer since the former Leaf of Faith Beverage, Inc. equity structure was transmuted pursuant to Section 1081(g) as the current issued and outstanding equities of Boon Industries, Inc.

Change of Control/ Asset Purchase

On March 2, 2020, Boon Industries, Inc. completed an Asset Purchase Agreement with Matrix of Life Tech Trust, an Oregon Trust, a Trust with ongoing operations (“Matrix’). The Asset Purchase was in compliance with Section 368(a)(l)(B) of the Internal Revenue Code of 1986, as amended and resulted in a change in control of Boon Industries, Inc. Boon Industries, Inc., is an operating business with ongoing operations since its date of incorporation on March 2, 2020, to present. From the date of incorporation, Boon Industries, Inc., has had ongoing operations and is therefore an “Issuer” that is not, and has never been a “Shell Company” or ever was a “Former Shell Company” as defined in Rule 144(i) of the Act.

Matrix of Life Tech Trust (the “Trust”) was established in October of 2011 by Justin Gonzalez, as trustee, for the benefit of his children to develop proprietary technologies in emulsification with applications in the beverage and nutritional supplement industries. The Trust was initially funded by cash from Mr. Gonzalez to engage in its business. Beginning in 2012 the Trust conducted water bottling operations in Grants Pass, Oregon, where it produced bottled water and a range of products for the health and wellness industry, until the sale of its assets to us in March 2020.

For financial reporting purposes, the Matrix acquisition represents a capital transaction of Matrix of Life Tech Trust or a Business combination under common control accounted for under ASC 805-50, because the sellers of Matrix of Life Tech Trust controlled the Company before the merger and immediately following the completion of the transaction. As such, Matrix of Life Tech Trust is deemed to the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of Matrix of Life Tech Trust. Accordingly, the assets and liabilities and the historical operations that will be reflected in the Company’s ongoing financial statements will be those of Matrix of Life Tech Trust and will be recorded at the historical cost basis of Matrix of Life Tech Trust. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities, and results of operations of Matrix of Life Tech Trust after consummation of the merger. The Company’s historical capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by the Company in the merger while Matrix of Life Trust’s historical retained earnings will be carried forward. The historical financial statements of the Company before the Merger will be replaced with the historical statements of Matrix of Life Tech Trust before the merger in all future filings with the Securities and Exchange Commission, or “SEC”.

Business Combinations

As per ASC 805-50 a common-control transaction does not meet the definition of a business combination because there is no change in control over the net assets. The accounting for these transactions is addressed in the “Transactions Between Entities Under Common Control”. The net assets are derecognized by the transferring entity and recognized by the receiving entity at the historical cost of the parent of the entities under common control. Any difference between the proceeds transferred or received and the carrying amounts of the net assets is recognized in equity in the transferring and receiving entities’ separate financial statements and eliminated in consolidation. The change in accounting principle is applied retroactively for all periods presented.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities.

Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of assets.

■	Deferred income taxes and related valuation allowances.

■	Impairment of finite-life intangible.

■	Obsolescence of inventory.

■	Stock based compensation calculated using Black Scholes option pricing model.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and 2020, respectively.

COVID-19

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020. The direct financial impact of the pandemic has primarily shown in significantly reduced production. In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of productivity. The Company will continue to assess and manage this situation and will provide a further update in each quarterly earnings release, to the extent that the effects of the COVID-19 pandemic are then known more clearly.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of December 31, 2021, and 2020, respectively. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Financial Instruments

Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.

In addition to defining fair value, the standard expands the disclosure requirements around the value and establishing a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring the value are observable in the market

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 – Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2021, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable. inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at December 31, 2021, and 2020.

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Sholes option valuation model was used to determine the fair value. The Company records derivative liability on the balance sheets at fair value with changes in fair value recorded in the statements of operation.

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2021, and 2020:

	Fair Value Measurements at December 31, 2021, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$928,198	$928,198
Total	$—	$—	$928,198	$928,198

	Fair Value Measurements at December 31, 2020, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$2,078,975	$2,078,975
Total	$—	$—	$2,078,975	$2,078,975

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2021, and 2020:

Derivative
Liability
Balance December 31, 2019	$425,104

Issuance of convertible debt	74,739
Conversion of convertible debt	(458,334)
Change in estimated fair value	2,037,466

Balance December 31, 2020	$2,078,975

Issuance of convertible debt	933,553
Conversion of convertible debt	(128,871)
Change in estimated fair value	(1,955,459)

Balance December 31, 2021	$928,198

Derivative Liability

The Company issued series of debentures during the years ended December 31, 2021, and 2020, which contained variable conversion rates that triggered derivative liability accounting. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2021	2020

Expected term	1 – 6 months	1-6 months
Exercise price	$0.003-$0.085	$0.0150-$0.0234
Expected volatility	135%-412%	225%-461%
Expected dividends	None	None
Risk-free interest rate	0.01%-0.09%	0.08%-0.09%
Forfeitures	None	None

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment or significant fluctuations in the volatility of the trading market for the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control, and the assessment of volatility. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s variable debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under this method, compensation expense includes compensation expense for all stock-based payments based on the grant-date fair value. Such amounts have been reduced to reflect the Company’s estimate of forfeitures of all unvested awards.

The Company uses the Black-Scholes pricing model to determine the fair value of the stock- based compensation that it grants to employees and non-employees. The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise price of the securities, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities. The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future. As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Under ASU 2014-9, the Company recognizes revenue when its customers obtain control of the promised good or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five-step: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASU 2014-09, the Company identifies the performance obligation(s) in the contract by assessing whether the goods or services promised within each contract are distinct. The Company then recognizes revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods, and the Company accepts the order. The Company identifies the performance obligation as the delivery of the requested product in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognizes revenue when the product or service has been transferred to the customer, at which time the Company has an unconditional right to receive payment. The Company’s sales and sale prices are final, and the selling prices are not affected by contingent events that could impact the transaction price. Revenue is typically recognized at the time the product is delivered to our customer, at which time the title passes to the customer, and there are no further performance obligations.

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered.

During the years ended December 31, 2021, and 2020, the Company recognized $86,259 and $60,157 of revenue, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2021.

Capitalized licensing fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2021, and 2020, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized licensing fees over the five-year term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2021, and 2020, there were no impairment losses recognized for long-lived assets.

Recent Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time, as the Company is no longer considered to be an EGC.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company is currently evaluating the potential impact of the Update on its financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether related expenses are recognized based on the effective interest method or on a straight-line basis over the term of the lease. For any leases with a term of greater than 12 months, ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make the lease payments arising from a lease, and a right-of-use asset for the right to use the underlying asset for the lease term. An election can be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases under ASC 840. The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The accounting standard is effective for non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2021. The Company is currently evaluating the potential impact of the Update on its financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company’s current liabilities exceeded its current assets by approximately $71,500,000. The Company has recorded a net loss of $5,870,026 for the year ended December 31, 2021, has negative cash flow from operations of approximately $554,000, has an accumulated deficit of $11,186,133 as of December 31, 2021, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.

The Company has arranged financing and intends to utilize the cash received to fund its operations. The Company plans to seek additional financing, if necessary, in private or public equity offering to secure future funding for operations. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

These financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021, and December 31, 2020:

	December 31,	December 31,
	2021	2020
Emulsification equipment	$155,614	$150,000
Truck	10,000	10,000
	165,614	160,000
Less accumulated depreciation	(77,350)	(66,000)
	$88,264	$94,000

Depreciation expense was approximately $11,350 and $11,000 for the fiscal years ended December 31, 2021, and 2020, respectively.

NOTE 4 – INTANGIBLE, NET

On May 13, 2020, we entered into an exclusive distribution and licensing agreement with C Group LLC under which we intend to sell indoor agricultural growing pods utilizing C-Group’s proprietary technology to our existing and future customers. The growing pods are a self-contained 800 sq ft steel container consisting of computerized climate and irrigation control. Pursuant to this agreement, we issued 300,000 shares of our Series A Preferred Stock to Anthony Super, the President of C Group LLC.

Intangible consisted of the following at December 31, 2021, and December 31, 2020:

	December 31,	December 31,
	2021	2020
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000

Gross Amount Capitalized Licensing fees	3,000,000	3,000,000
Less accumulated depreciation	(975,000)	(375,000)
	$2,025,000	$2,625,000

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $600,000 and $375,000 for the fiscal years ended December 31, 2021, and 2020, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2021, and December 31, 2020, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2021	2020
C Group #1	20,000	3/04/2021	3/04/2022	10%	Variable	20,000	—
C Group #2	35,000	3/09/2021	3/09/2022	10%	Variable	35,000	—
C Group #3	35,000	4/05/2021	4/05/2022	10%	Variable	35,000	—
C Group #4	35,000	4/15/2021	4/15/2022	10%	Variable	35,000	—
C Group #5	35,000	4/21/2021	4/21/2022	10%	Variable	35,000	—
C Group #6	35,000	6/01/2021	6/01/2022	10%	Variable	35,000	—
C Group #7	35,000	6/14/2021	6/14/2022	10%	Variable	35,000	—
La Jolla IPO	110,000	12/10/2019	12/10/2020	12%	Variable	—	55,000
Optempus #1 (past maturity)	40,000	6/02/2020	6/02/2021	22%	Variable	40,000	40,000
Optempus #2 (past maturity)	20,000	7/10/2020	7/10/2021	22%	Variable	20,000	20,000
Optempus #3 (past maturity)	45,000	8/31/2020	8/31/2021	12%	Variable	45,000	45,000
Optempus #4 (past maturity)	25,000	10/06/2020	10/6/2021	10%	Variable	25,000	25,000
Optempus #5 (past maturity)	20,000	11/09/2020	11/9/2021	10%	Variable	20,000	20,000
Optempus #6 (past maturity)	30,000	11/16/2020	11/16/2021	10%	Variable	30,000	30,000
Optempus #7 (past maturity)	15,000	12/17/2020	12/17/2021	10%	Variable	15,000	15,000
Optempus #8	64,000	1/14/2021	1/14/2022	10%	Variable	64,000	—
Optempus #9	40,000	1/21/2021	1/21/2022	10%	Variable	40,000	—
Optempus #10	50,000	2/06/2021	2/06/2022	10%	Variable	50,000	—
Optempus #11	15,000	2/12/2021	2/12/2022	10%	Variable	15,000	—
Maguire #1	25,000	6/25/2021	6/25/2022	10%	Variable	25,000	—
Maguire #2	90,000	11/2/2021	11/02/2022	10%	Variable	90,000	—
Maguire #3	40,000	11/26/2021	11/26/2022	10%	Variable	40,000	—
Maguire #4	25,000	12/09/2021	12/09/2022	10%	Variable	25,000	—
Maguire #5	25,000	12/18/2021	12/18/2022	10%	Variable	25,000	—
Direct Cap #1	35,000	7/19/2021	7/19/2022	10%	Variable	35,000	—
Direct Cap #2	35,000	7/22/2021	7/22/2022	10%	Variable	35,000	—
Direct Cap #3	35,000	8/05/2021	8/05/2022	10%	Variable	35,000	—
Direct Cap #4	35,000	8/16/2021	8/16/2022	10%	Variable	35,000	—
Direct Cap #5	35,000	8/23/2021	8/23/2022	10%	Variable	35,000	—
Direct Cap #6	65,000	10/13/2021	10/13/2022	10%	Variable	65,000	—
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
						$1,189,000	$400,000
Debt discount						(239,937)	(70,573)
Notes payable, net of discount						$949,063	$329,427

Accrued interest						$105,374	$27,882

During the year ended December 31, 2021, the Company received $607,000 in cash for the issuance of twenty-two (22) convertible notes, net of $237,000 of original issuance discount and deferred financing costs. The Company amortized to interest expense $182,891 of original issuance discount and deferred financing costs.

As of December 31, 2021, the Company has accrued approximately $105,374 of interest. During the year ended December 31, 2021, the Company issued 13,588,448 common shares upon the conversion of principal, accrued interest and penalties in the amount of $97,836.

During the year ended December 31, 2021, the Company recognized $440,123 of debt discount resulting from the bifurcated conversion feature, of which $324,867 was amortized to interest expense. The balance of the debt discount resulting from the bifurcated conversion feature and the original issue discount (“OID”) is approximately $136,000 and $104,000 as of December 31, 2021.

Below is the summary of the convertible notes issued during the year ended December 31, 2021:

C Group LLC notes

On March 4, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #1”), of which $15,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 4, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $4,137 of the original discount to the statement of operations. As of December 31, 2021, the principal balance of the note was $20,000 with accrued interest of $1,655 and an unamortized original issue discount of $863.

On March 9, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #2”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 9, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $8,137 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $35,000 with accrued interest of $2,848 and an unamortized original issue discount of $1,863.

On April 5, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #3”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on April 5, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $7,397 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $35,000 with accrued interest of $2,589 and an unamortized original issue discount of $2,603.

On April 15, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #4”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on April 15, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $7,123 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $35,000 with accrued interest of $2,493 and an unamortized original issue discount of $2,877.

On April 21, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #5”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on April 21, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $6,959 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $35,000 with accrued interest of $2,436 and an unamortized original issue discount of $3,041.

On June 1, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #6”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on June 1, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $5,836 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $35,000 with accrued interest of $2,042 and an unamortized original issue discount of $4,164.

On June 14, 2021, the Company issued a Convertible Promissory Note to C Group LLC (“C Group #7”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on June 14, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $5,479 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $35,000 with accrued interest of $1,918 and reflected an unamortized original issue discount of $4,521.

Optempus Investment LLC notes

On June 2, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus # 1”), of which $25,000 was received in cash and $15,000 was recorded as an original issue discount. The note bears interest of 10%, matures on June 2, 2021, and is convertible into common stock at a price equal to 60% multiplied by the average of the two (2) lowest trading prices during the twenty (20)-day trading period on the trading day prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $6,288 of the original issue discount to the statement of operations. The Company recognized an initial debt discount of $25,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $20,833 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $40,000, with accrued interest of $9,111, and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On July 10, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus # 2”), of which $15,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on July 10, 2021, and is convertible into common stock at a price equal to 62% multiplied by the average of the two lowest trading prices during the 20-day trading period on the trading day prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $2,616 of the original issue discount to the statement of operations. The Company recognized an initial debt discount of $15,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $15,000 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $20,000, with accrued interest of $4,098, and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On August 31, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus # 3”), of which $35,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on August 31, 2021, and is convertible into common stock at a price equal to 50% multiplied by the average of the two (2) lowest trading prices during the twenty (20)-day trading period on the trading day prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $6,658 of the original issue discount to the statement of operations. The Company recognized an initial debt discount of $35,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $35,000 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $45,000, with accrued interest of $6,305, and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On October 6, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus # 4”), of which $15,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on October 6, 2021, and is convertible into common stock at a price equal to 50% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $7,644 of the original discount to the statement of operations. The Company recognized an initial debt discount of $15,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $15,000 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $25,000, with accrued interest of $3,207, and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On November 9, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus # 5”), of which $10,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on November 9, 2021, and is convertible into common stock at a price equal to 60% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $8,575 of the original discount to the statement of operations. The Company recognized an initial debt discount of $10,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $10,000 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $20,000, with accrued interest of $2,627, and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On November 16, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus# 6”), of which $15,000 was received in cash and $15,000 was recorded as an original issue discount. The note bears interest of 10%, matures on November 16, 2021, and is convertible into common stock at a price equal to 60% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $13,150 of the original discount to the statement of operations. The Company recognized an initial debt discount of $15,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $15,000 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $30,000, with accrued interest of $3,814, and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On December 17, 2020, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus # 7”), of which $10,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on December 17, 2021, and is convertible into common stock at a price equal to 60% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $4,808 of the original discount to the statement of operations. The Company recognized an initial debt discount of $10,000 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $10,000 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $15,000, with accrued interest of $1,627 and reflected an unamortized original issue discount of $0 and unamortized debt discount from the conversion feature of $0. The note is past maturity and is in technical default. The Company has not received any default notice.

On January 14, 2021, the Company issued a convertible promissory note to Optempus Investment, LLC (“Optempus #8”), of which $44,000 was received in cash and $20,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 14, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $19,233 of the original discount to the statement of operations. The Company recognized an initial debt discount of $58,192 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $53,342 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $64,000, with accrued interest of $6,155, and reflected an unamortized original issue discount of $767 and unamortized debt discount from the conversion feature of $4,849.

On January 21, 2021, the Company issued a Convertible Promissory Note to Optempus Investment, LLC (“Optempus #9”), of which $25,000 was received in cash and $15,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 21, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $14,137 of the original discount to the statement of operations. The Company recognized an initial debt discount of $35,356 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $32,410 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $40,000, with accrued interest of $3,770, and reflected an unamortized original issue discount of $863 and unamortized debt discount from the conversion feature of $2,946.

On February 6, 2021, the Company issued a Convertible Promissory Note to Optempus Investment, LLC (“Optempus #10”), of which $30,000 was received in cash and $20,000 was recorded as an original issue discount. The note bears interest of 10%, matures on February 6, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $17,973 of the original discount to the statement of operations. The Company recognized an initial debt discount of $42,932 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $35,776 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $50,000, with accrued interest of $4,493, and reflected an unamortized original issue discount of $2,027 and unamortized debt discount from the conversion feature of $7,155.

On February 12, 2021, the Company issued a Convertible Promissory Note to Optempus Investment, LLC (Optempus #11”), of which $10,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on February 12, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of two (2) lowest trading prices during the twenty (20)-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $4,411 of the original discount to the statement of operations. The Company recognized an initial debt discount of $13,151 resulting from the initial bifurcation of the embedded conversion feature. During the year ended December 31, 2021, the Company has amortized $9,863 of the debt discount resulting from the bifurcated conversion feature. As of December 31, 2021, the principal balance was $15,000, with accrued interest of $1,323 and reflected an unamortized original issue discount of $589 and unamortized debt discount from the conversion feature of $3,288.

La Jolla Note

On December 10, 2019, the Company entered a settlement agreement and issued a replacement note to La Jolla IPO Inc. (“La Jolla”). The replacement convertible note has a principal amount of $110,000 and bears interest at the rate of 8% and default interest of 12% and matures of December 10, 2020. La Jolla originally acquired this debt from V Group, Inc. on April 6, 2018. The note is convertible into common stock at the option of the holder, at any time following the issue date and ending on the later of (i) the maturity date and the date of payment of the default amount at a price equal to 60% of the volume weighted average price of the lowest trading price during the thirty (30) trading day period ending prior to the conversion date. During the year ended December 31, 2020, the Company issued 1,836,653 common shares upon the conversion of principal in the amount of $55,000. During the year ended December 31, 2021, the Company issued 13,588,448 common shares upon the conversion of principal in the amount of $97,836. The note has a principal balance of $0 and $14,338 as of December 31, 2021, and 2020, respectively. The balance of accrued interest totalled $0 and $12,898 as of December 31, 2021, and December 31, 2020, respectively.

V Group Note

On December 12, 2019, the Company entered into a settlement agreement and issued a convertible note with V Group Inc. in the amount of $150,000. The note bears interest at the rate of 8% and has a maturity date of December 12, 2020. The note has a principal balance of $150,000 as of December 31, 2021, and December 31, 2020. The note has balance of accrued interest of $30,970 and $26,433 as of December 31, 2021, and December 31, 2020. This note is currently past maturity and is in technical default. The Company has not received any default notice.

Maguire & Associates LLC

On June 25, 2021, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #1”), of which $17,000 was received in cash and $8,000 was recorded as an original issue discount. The note bears interest of 10%, matures on June 25, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $4,142 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $25,000 with accrued interest of $1,294 and reflected an unamortized original issue discount of $5,874.

On November 2, 2021, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #2”), of which $70,000 was received in cash and $20,000 was recorded as an original issue discount. The note bears interest of 10%, matures on November 2, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $3,233 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $90,000 with accrued interest of $1,455 and reflected an unamortized original issue discount of $16,767.

On November 26, 2021, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #3”), of which $30,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on November 26, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $959 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $40,000 with accrued interest of $384 and reflected an unamortized original issue discount of $9,041.

On December 12, 2021, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #4”), of which $21,000 was received in cash and $4,000 was recorded as an original issue discount. The note bears interest of 10%, matures on December 12, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $241 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $25,000 with accrued interest of $151 and reflected an unamortized original issue discount of $3,759.

On December 18, 2021, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #5”), of which $20,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on December 18, 2022, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. During the year ended December 31, 2021, the Company has amortized $178 of the original discount to the statement of operations. As of December 31, 2021, the principal balance was $25,000 with accrued interest of $89 and reflected an unamortized original issue discount of $4,822.

Direct Inc. Notes

On July 19, 2021, the Company issued a Convertible Promissory Note to Direct Inc. (“Direct #1”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on July 19, 2022, and is convertible into common stock 180 days after the issue date at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of December 31, 2021, $4,521 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $35,000 and accrued interest of $1,582 and reflected an unamortized original issue discount of $5,479.

On July 22, 2021, the Company issued a Convertible Promissory Note to Direct Inc. (“Direct #2”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on July 22, 2022, and is convertible into common stock 180 days after the issue date at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of December 31, 2021, $4.438 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $35,000 and accrued interest of $1,553 and reflected an unamortized original issue discount of $5,562.

On August 5, 2021, the Company issued a Convertible Promissory Note to Direct Inc. (“Direct #3”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on August 5, 2022, and is convertible into common stock 180 days after the issue date at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of December 31, 2021, $4,054 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $35,000 and accrued interest of $1,419 and reflected an unamortized original issue discount of $5,945.

On August 16, 2021, the Company issued a Convertible Promissory Note to Direct Inc. (“Direct#4”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on August 16, 2022, and is convertible into common stock 180 days after the issue date at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of December 31, 2021, $3,753 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $35,000 and accrued interest of $1,313 and reflected an unamortized original issue discount of $6,247.

On August 23, 2021, the Company issued a Convertible Promissory Note to Direct Inc.(“Direct#5”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on August 23, 2022, and is convertible into common stock 180 days after the issue date at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of December 31, 2021, $3,562 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $35,000 and accrued interest of $1,246 and reflected an unamortized original issue discount of $6,438.

On October 13, 2021, the Company issued a Convertible Promissory Note to Direct Inc.(“Direct#6”), of which $50,000 was received in cash and $15,000 was recorded as an original issue discount. The note bears interest of 10%, matures on October 13, 2022, and is convertible into common stock 180 days after the issue date at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of December 31, 2021, $3,247 of the transaction fees have been amortized to the statement of operations and the note has a principal balance of $65,000 and accrued interest of $1,407 and reflected an unamortized original issue discount of $11,753.

Cross default provision

The note agreements include a cross default provision, which states that a breach or a default by the Company of any covenant or other terms or conditions, after the passage of all applicable notice and cure or grace periods, shall, at the option of the holder, be considered a default under the note agreements, in which the holder shall be entitled to apply all rights and remedies. Each of the loan transactions will be cross defaulted with each other loan transaction and with all other existing and future debt of the Company. The Company has not received any notice of default as of December 31, 2021, and December 31, 2020.

The Company is currently in technical default with eight (8) of its convertible notes, namely “V Group”, “Optempus #1”, “Optempus#2”, “Optempus#3”, “Optempus#4”, “Optempus#5”, “Optempus#6”, “Optempus#7”, since the Company has failed to pay principal and interest when due at maturity.

Upon the occurrence and continuation of any event of default, certain notes become immediately due and payable in an amount equal to the default amount, defined as 150% times the sum of all outstanding principal and accrued but unpaid interest. The Company has not received any notice of default as of September 31, 2021. The Company has not accrued any default provisions under the terms and conditions of these promissory notes since the amount is not considered material to the financial statements, and probable in the meaning of ASC 450 – Contingencies. As of December 31, 2021, the Company has not received any default notice from the lenders.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Justin Gonzalez, Chief Executive Officer, President, Secretary, Treasurer, and Director

On March 2, 2020, the Company appointed Justin Gonzalez as Chief Executive Officer, President, Secretary, Treasurer, and Director of the Company. The Company and Mr. Gonzalez entered into an employee agreement that includes an annual salary of $200,000 and $100,000 to be issued in common stock. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

During the year ended December 31, 2021, the Company accrued wages of $200,000 and interest of $16,549 and paid $30,435 of accrued compensation.

During the year ended December 31, 2020, the Company accrued wages of $166,667 and interest of $3,793. During the year ended December 31, 2020, the Company issued 3,333,333 shares of common stock, valued at $666,667 based on the market value of the shares on the date of issuance, and the Company recorded such amount as stock-based compensation in its statement of operations.

The balance of accrued interest is $20,342 and $3,793 as of December 31, 2021, and 2020, respectively. The balance of accrued compensation is $336,232 and $166,667 as of December 31, 2021, and 2020, respectively.

Pursuant to the Asset Purchase Agreement dated March 2, 2020, Mr. Gonzalez received 50,000 shares of Preferred Series A shares, valued at $500,000, and 1,000 Preferred Series B voting shares. The Series A shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. Pursuant to the Asset Purchase Agreement, Mr. Gonzalez also received 30,000,000 shares of common stock, valued at $100,000. The Company recorded $600,000 of stock-based compensation in its statements of operations for the year ended December 31, 2020.

The Company is periodically advanced non-interest-bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2021, and 2020, Mr. Gonzalez advanced $5,514 to the Company.

Mr. Eric Watson, Chief Operating Officer, and Director

On March 2, 2020, the Company appointed Eric Watson as Chief Operating Officer and a Director of the Company. The Company and Mr. Watson entered into an employee agreement that includes an annual salary of $162,000 and $50,000 to be issued in common stock. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

During the year ended December 31, 2021, the Company accrued wages of $162,000 and interest of $7,602 and paid $977 of accrued compensation.

During the year ended December 31, 2020, the Company accrued wages of $135,000 and interest of $3,073, and recorded payments of salary of $906. The Company issued 1,666,666 shares of common stock, valued at $333,333 based on the market value of the shares on the date of issuance, and the Company recorded such amount as stock-based compensation in its statement of operations.

The balance of accrued interest is $10,675 and $3,073 as of December 31, 2021, and 2020, respectively. The balance of accrued compensation is $124,303 and $135,000 as of December 31, 2021, and 2020, respectively.

On May 25, 2021, the Company issued 1,868,756 shares of common stock to settle unpaid wages and interest of $171,720.

Johann Loewen, Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of December 31, 2021, but the liability is recorded as stock payable in the Company’s balance sheet.

Edouard Beaudette, Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of December 31, 2021, but the liability is recorded as stock payable in the Company’s balance sheet. Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash. Edouard Beaudette is to implement and manage the Company’s strategy, plan and executed product launch. No shares has been issued and no cash has been paid during the year ended December 31, 2021.

NOTE 7 – SHORT TERM LIABILITIES

As of December 31, 2021, and December 31, 2020, long term debt was comprised of the following:

	Original	Original	Due	Interest	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	2021	2020
Carolyn Hamburger (past maturity)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Total short-term liabilities					$110,000	$110,000
Accrued interest					$29,682	$28,190

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of December 31, 2021, and 2020, the note had a principal balance of $100,000. Accrued interest totalled $19,177 and $19,185, as of December 31, 2021, and 2020, respectively. During the years ended December 31, 2021, and 2020, the Company paid $10,008 and $9,714 of interest in cash, respectively. This note is currently past maturity, but no notice of default has been received by the Company as of December 31, 2021.

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of December 31, 2021, and 2020, the note had a principal balance of $10,000 and accrued interest of $10,505 and 9,005, respectively. No payment was made during the years ended December 31, 2021, and 2020. This note is currently past maturity, but no notice of default has been received by the Company as of December 31, 2021.

NOTE 8 – PREFERRED STOCK

On March 2, 2020, the Company filed an amendment to the Oklahoma Certificate of Designation to increase the Series A Convertible Preferred Stock, with a par value of $0.0001 to 20,000,000 shares authorized. The Company’s preferred stock at December 31, 2021, consisted of 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share.

As of December 31, 2021, and December 31, 2020, 6,889,410 and 19,640,900 shares of Series A Preferred Stock were issued and outstanding and 1,000 of Series B Preferred Stock were issued and outstanding, respectively.

Series A

The Series A preferred stock (“Series A”) have no voting rights and have no dividends and in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, each share of Series A has a stated value of $10 per share. Each share of Series A is convertible to common stock at the closing price of common on the date of conversion.

The Company currently does not have a sufficient number of unissued authorized shares of common stock to permit the conversion of all of the outstanding shares of Series A Preferred Stock. As of December 31, 2021, the Company had 129,487,418 shares of common stock available for issuance. However, based on the closing price of our common stock of $0.0042 per share as of December 31, 2021, the 6,889,410 shares of Series A Preferred Stock outstanding on such date would convert into approximately 1,640,335,700 shares of common stock. The Company obtained shareholder approval to increase its authorized shares of common stock to 30,000,000,000 to permit the conversion of the outstanding Series A Preferred Stock. Such approval and such increased occurred prior to the report release date.

The Company follows ASC 480-10, “Distinguishing Liabilities from Equity” in its evaluation of the accounting for the Series A Preferred Stock. ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:

■	A fixed monetary amount known at inception.

■	Variations in something other than the fair value of the issuer’s equity shares; or

■	Variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.

The number of shares delivered is determined on the basis of (1) the fixed monetary amount determined as the stated value and (2) the current stock price at settlement, so that the aggregate fair value of the shares delivered equals the monetary value of the obligation, which is fixed or predominantly fixed. Accordingly, the holder is not significantly exposed to gains and losses attributable to changes in the fair value of the Company’s equity shares. Instead, the Company is using its own equity shares as currency to settle a monetary obligation.

The Series A Preferred Stock has been classified as a liability in accordance with ASC 480-10 and the Company has elected to record the Series A Preferred Stock at fair value with changes in fair value recorded through earnings.

For the year ended December 31, 2021:

On February 11, 2021, an aggregate amount of 12,502,500 of Series A was returned to Treasury pursuant to a cancellation agreement.

On April 1, 2021, the Company entered into a contractor agreement with Daren Correll to develop and manage the company’s sales and marketing strategy. The Company has agreed to pay Mr. Correll a monthly fee of $14,000, of which, $4,000 will be in paid cash and $10,000 will be issued in Preferred Series A stock. In addition, the Company agreed to compensate Mr. Correll for services rendered prior to the date of the agreement. On May 25, 2021, the Company issued 4,400 shares of Preferred Series A stock valued at $44,000 and will also pay $10,000 in cash to for services provided prior to April 1, 2021. The Company has accrued $60,000 for compensation payable in Series A preferred stock. The contractor agreement can be terminated by either party at any time with or without cause upon 30 days’ notice

On April 15, 2021, the Company and Eaucentrix LLC entered into an Exclusive Technology License Agreement which provides the Company the exclusive license for the use of Proprietary Formulas developed by Eaucentrix. Pursuant to this agreement, the Company issued 300,000 shares of Series A Preferred stock to Eaucentrix LLC, valued at $3,000,000. Under the agreement, the Company will also pay Eaucentrix a royalty of 5% of commercial sales of products that contain the proprietary formula licensed to the Company from Eaucentrix. The agreement has a perpetual term, subject to the right of Eaucentrix to terminate the agreement upon a material breach by the Company which it fails to cure following notice from Eaucentrix, or the Company’s failure to pay amounts due to Eaucentrix under the agreement for more than 60 days after such payments become due.

On May 1, 2021, the Company entered into a service agreement with Integrity Media, Inc. to provide investor relations services to the company. Pursuant the agreement, the Company issued 8,400 shares of Series A Preferred stock to Integrity Media, Inc., valued at $84,000, and paid a monthly fee of $4,000 from the period of May 1, 2021, to November 1, 2021, being the term of the agreement.

During the year ended December 31, 2021, 561,790 shares of Series A Preferred stock were converted to 342,981,775 common shares in accordance with the conversion terms.

For the year ended December 31, 2020:

On March 2, 2020, pursuant to the parent subsidiary reorganization, Boon became the parent and successor issuer of Leaf of Faith Beverages, Inc. under the agreement and plan of merger. Each issued and outstanding equity of the former Leaf of Faith Beverage Inc was transmuted into and represented the identical equity structure of Boon,

On March 2, 2020, the Company issued 50,000 shares of Preferred Series A shares to Justin Gonzalez, the Company’s Chief Executive Officer, valued at $500,000, pursuant to the Asset Purchase Agreement dated March 2, 2020. The shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company.

On May 13, 2020, the Company issued 300,000 shares of Series A Preferred Stock, valued at $3,000,000 to Anthony Super, the President of C Group, LLC, pursuant to the terms of an exclusive distribution and licensing agreement entered into between the Company and C Group, LLC (the “C Group agreement”). The C Group agreement is to provide a proprietary technology of indoor agricultural growing pods to be marketed for existing and future customers of Boon Industries. The growing pods are a self-contained 800 sq ft steel container consisting of computerized climate and irrigation control. The valuation of the transaction is relative to the company’s H+ and M+ beverage products that require high-grade input products. The initial term of the licensing agreement is five years. The consideration paid for the licensing fees was reported as capitalized licensing fees in the Company’ balance sheet as of December 31, 2020.

During the year ended December 31, 2020, 29,100 shares of Series A Preferred stock were converted to 4,929,270 common shares in accordance with the conversion terms.

Series B

On March 2, 2020, the Company filed an amendment to its Oklahoma Certificate of Designation to reduce Series B Preferred Stock, with a par value of $0.0001 to 1,000 shares authorized.

Each share of Series B preferred stock (“Series B”) is equal to and counted as four (4) times the votes of all of the shares of the Company’s common stock. The stated value of Series B is $0.0001. The Series B have no conversion right, are not entitled to dividends and have no value in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.

On March 2, 2020, Justin Gonzalez was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020.

NOTE 9 – COMMON STOCK

The Company’s common stock at December 31, 2021, consisted of 529,999,000 authorized common shares, 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share. On March 3, 2022, the Company filed an amended Certificate of incorporation with the Secretary of State of Oklahoma to increase the authorized common shares to 30,000,000,000.

As of December 31, 2021, and 2020, there were 400,511,582 and 42,072,603 shares of common stock issued and outstanding, respectively.

For the year ended December 31, 2021:

During the year ended December 31, 2021, 561,790 shares of Series A Preferred stock were converted to 342,981,775 shares of common stock in accordance with the conversion terms.

On May 25, 2021, the Company issued 1,868,756 shares of common stock to settle unpaid wages and interest of $171,720. The stock was valued at $109,510, based on the market price of the common stock on the day of issuance, and a gain of $62,211 was recorded to the statement of operations.

On July 27, 2021, the holder of a convertible promissory note converted $40,662 of principal, with a derivative liability of $43,054 on the date of conversion, into 5,647,615 shares of common stock, with a fair value of $71,160 based in the market price of the common stock on the day of conversion, hence resulting in a gain on debt conversion of $12,556.

On October 5, 2021, the holder of a convertible promissory note converted $14,338 of principal, $30,000 of penalty, with a derivative liability of $85,817 on the date of conversion, into 7,940,833 shares of common stock, with a fair value of approximately $8,400 based in the market price of the common stock on the day of conversion, hence resulting in a loss on debt conversion of $60,112.

For the year ended December 31, 2020:

On March 2, 2020, the Company issued 30,000,000 shares of common stock to Justin Gonzalez, valued at $100,000, pursuant to the Asset Purchase Agreement dated March 2, 2020.

During the year ended December 31, 2020, 4,999,999 shares of common stock were issued to two of the Company’s employees pursuant to their employment agreements. The shares were valued at $1,000,000 based on the market price on the date of issuance and recorded as a stock-based compensation of $1,000,000 in the Company’s statement of operations.

During the year ended December 31, 2020, the holders of convertible notes converted a total of $55,000 of principal into 1,836,653 shares of common stock in accordance with the conversion terms, resulting in a gain on debt extinguishment of approximately $256,000.

During the year ended December 31, 2020, 29,100 shares of Series A Preferred stock were converted to 4,929,270 common shares in accordance with the conversion terms. This resulted in the recognition of $181,436 of non-cash loss from conversion of Series A Preferred Stock into common stock for the year ended December 31, 2020.

On March 2, 2020, Boon Industries Inc. became the parent/successor issuer pursuant to Section 1081(g) of the Oklahoma Act, pursuant to an agreement and plan of merger which was executed by Leaf of Faith Beverage, Inc., Boon Industries, Inc., and Leaf of Faith Beverage MergerSub, Inc. Upon consummation of the Parent Subsidiary formation, each issued and outstanding equity of the former Leaf of Faith Beverage, Inc. was transmuted into and represented the identical equity structure of Boon Industries, Inc. (on a share-for-share basis) being of the same designations, rights, powers and preferences, and qualifications, limitations, and restrictions.

NOTE 10 – INCOME TAX

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The deferred tax asset and the valuation allowance consist of the following at December 31, 2021:

December 31,
2021
Net operating loss	$5,870,026
Statutory rate	21%
Expected tax recovery	1,232,705
Change in valuation allowance	(1,232,705)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	1,232,705
Less: valuation allowance	(1,232,705)
Net deferred tax asset	$—

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Licensing & Distributions Agreements

On April 1, 2020, the Company entered into an Exclusive Licensing Agreement with Aqueous Precision, LLC., an Oregon Corporation. The Agreement provides exclusive rights to The Proprietary Formula, developed and owned by Aqueous Precision LLC, who exclusively maintains all rights and privileges. The H+© ingredient at the center of this Agreement is an all-natural whole plant concentrate with suspended cannabinoids in an aqueous solution made from hemp. This ingredient is purposeful as a single product or in combination with other ingredients. The rights are valued at $3,300,000, based upon a five-year term.

On December 30, 2020, the Exclusive Licensing Agreement dated April 1, 2020, between the Company and Aqueous Precision was terminated by Aqueous Precision. On December 30, 2020, in connection with such termination, the 330,000 shares of Series A Preferred Stock that had been issued to Pamala Wilson, the President of Aqueous Precision, were returned to treasury.

On May 13, 2020, the Company issued 300,000 shares of Series A Preferred Stock, valued at $3,000,000 to Anthony Super, the President of C Group, Inc., pursuant to the terms of a five year exclusive distribution agreement entered into between the Company and C Group, Inc.

Employee Agreements

Mr. Justin Gonzalez, Chief Executive Officer, President, Secretary, Treasurer, and Director

On March 2, 2020, the Company appointed Justin Gonzalez as Chief Executive Officer, President, Secretary, Treasurer, and Director of the Company. The Company and Mr. Gonzalez entered into an employee agreement that includes an annual salary of $200,000. Earned but unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock of the Company at fair market value at the time of conversion.

The accrued wages and accrued salary totalled $336,232 and $20,342 as of December 31, 2021.

Mr. Eric Watson, Chief Operating Officer and Director

On March 2, 2020, the Company appointed Eric Watson as Chief Operating Officer and a Director of the Company. The Company and Mr. Watson entered into an employee agreement that includes an annual salary of $162,000. Earned but unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock of the Company at fair market value at the time of conversion.

The accrued wages and accrued salary totalled $124,303 and $10,675 as of December 31, 2021. The Company issued 1,868,756 of the Company’s common stock against $171,720 of accrued compensation.

Lease

On January 1, 2020, the Company entered into a commercial lease for approximately 7,800 square feet of space, located in the Wolf Creek Industrial Building in Grass Valley, California. The lease has a term of five years, from January 1, 2020, through December 31, 2025, with a monthly rent of $4,000. The Company also leases a product production and water bottling facility in Grants Pass, Oregon on a month-to-month basis at a cost of $2,000 per month.

On September 29, 2021, the Company terminated its commercial lease which began on January 1, 2020, and entered into a new lease agreement with Badger One, LLC. On October 1, 2021, the company entered into a commercial lease for approximately 2,400 square feet of space, located at 13340 Grass Valley Ave, Units C&D, Grass Valley, CA 95945. The lease has a term of one year, from October 1, 2021, through September 30, 2022, with a monthly rent of $1,824.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company converted 164,197 Series A preferred stock into 1,037,674,922 shares of common stock, in accordance with the conversion terms.

Subsequent to December 31, 2021, the Company’s Board of Directors approved the increase of the Company’s authorized shares to 30,000,000,000

Subsequent to December 31, 2021, the Company issued a total of three (3) convertible promissory notes for aggregate principal amount of $110,086 and net funding of $87,456. These notes bear interest of 10% and mature one year from issuance date. These notes are convertible at 42% discount to the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The recording of transactions function is maintained by a third-party consulting firm whereas authorization and custody remains under the Company’s Chief Executive Officer’s responsibility. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

 None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position with the Company	Position Held Since
Justin Gonzalez	41	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	March 2, 2020
Eric Watson	52	Chief Operating Officer, Director	March 2, 2020
Johann Loewen	46	Director	September 22, 2021
Edouard Beaudette	58	Director	October 15, 2021

Biographical Information

Justin Gonzalez

Mr. Gonzalez has served as our Chief Executive Officer and Chairman of the Board since March 2020 and has over 20 years of executive experience as an entrepreneur owning several different businesses during his career. He has also been a Vice President at LogiChem Solutions SA, an Ecuadorian based chemical and water bottling company, since March 2009. With specific experience in water treatment, chemical formulation, and extraction sciences, Mr. Gonzalez has been a strategic advisor in the oil and gas, water bottling, waste-water treatment, and food and beverage industries. As chief technical officer and adviser to several companies, he has an intimate knowledge of product and consumer trends and has designed and built large facilities for chemical manufacturing, bottling water, and botanical extractions. Currently he is a partner of an equipment manufacturing and systems integration company, Lave Systems Corporation, that produces systems for the food and beverage industry. Mr. Gonzalez graduated from the University of Louisiana in 2004 with a B.A. in History and English.

Mr. Gonzalez was appointed to serve as our Chief Executive Officer and Chairman pursuant to the terms of the Asset Purchase Agreement, dated February 10, 2020, under which we purchased all the assets, and assumed all of the liabilities of Matrix of Life Tech Trust, an Oregon trust. Mr. Gonzalez was the trustee and sole beneficiary of the Matrix of Life Tech Trust at the time of the transaction.

Eric Watson

Mr. Watson has served as our Chief Operating Officer and as a director of ours since March 2020 and has founded multiple successful businesses. These include the New York based entertainment company Protozoa Pictures, of which he was a Partner from January 1996 until August 2006; and the Los Angeles based Green Door Hydro and Solar, of which he was a Partner from March 2009 until June 2015. Most recently, he has been a partner in the investment firm West Portal Partners since July 2017, providing strategic and financial advice to a wide range of companies in oil and gas, tech, hemp, agriculture, and beverage industries. He has also produced over ten feature films with Warner Brothers, 20th Century Fox, Universal Pictures, Lionsgate, and others. Mr. Watson also provided strategic business advisory and brand consultant services during 2019 to Flying Embers, a hard kombucha beverage company based in Ojai, CA. Mr. Watson holds a BA in Broadcast Communication Arts from San Francisco State University and Graduate Studies in Film Production at the American Film Institute.

Johann Loewen

Johann Loewen is a director of the company, an innovator and entrepreneur with a natural aptitude for problem solving that was nurtured while growing up on a family farm in Ontario, Canada. Johann does not hold a college degree but has over two decades of entrepreneurial experience and several technological innovations from developing electric motorcycles, webcams to biodiesel reactors. He turned the biodiesel invention into a company, Methes Energies, which went public in 2013. Methes Energies, with $100 million in sales, was the second largest biofuels company in Ontario, selling fuel to major energy companies like Shell, British Petroleum, and Valero. Johann Loewen joined the company as a director pursuant to the terms of the Director Agreement dated September 22, 2021.

Edouard Beaudette

Mr. Beaudette serves as Chief Strategy Officer and member of the Board of Directors since October 2021. He has spent most of his career in senior management roles with over 15 years as a principal in entrepreneurial ventures boasting 2 successful exits. He is uniquely adept at understanding and designing the client experience, which combined with his software and revenue development experience was instrumental in the development of an automation platform for the commercial financial services market. Mr. Beaudette has substantial experience in reviewing and analyzing business plans and financial statements, skills that he will use in his strategic planning role at Boon Industries. Mr. Beaudette graduated from the University of Saskatchewan in 1983 with a degree in Agriculture. Edouard Beaudette joined the company as a director, pursuant to the terms of the Director Agreement dated October 14, 2021.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees, and directors.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of December 32, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Role in Risk Oversight

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. We first became subject to the reporting requirements of Exchange Act following the end of December 31, 2021 .

Item 11. Executive Compensation.

The following executive of the Company earned compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2021, and 2020.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Justin Gonzalez	2021	200,000	(1)	—		—	200,000
President, Chief Executive Officer, Secretary, Treasurer	2020	166,667	(2)	$100,000	(3)	—	266,667

Eric Watson	2021	162,000		109,510	(6)	—	271,510
Chief Operating Officer	2020	135,000	(2)(4)	$50,000	(5)	—	185,000

(1)	Of this amount, $30,435 has been paid.

(2)	This salary has been accrued and has not yet been paid.

(3)	We issued Mr. Gonzalez 3,333,333 shares of common stock valued at $0.03 per share upon his entry into his Employment Agreement with us pursuant to the terms thereof.

(4)	The salary owed to Mr. Watson for his services during 2020, was partly paid in stock on May 5, 2021, subsequent to the end of the fiscal year, by the issuance of 1,868,756 shares of common stock valued at $109,510.

(5)	We issued Mr. Watson 1,666,666 shares of common stock valued at $0.03 per share upon his entry into his Employment Agreement with us pursuant to the terms thereof.

(6)	We issued Mr. Watson 1,868,756 shares of common stock valued at $109,510

Employment Contracts

We are a party to an Employment Agreement dated March 2, 2020, with Justin Gonzalez pursuant to which he serves as our Chief Executive Officer, President, Secretary, Treasurer and Chairman. The Employment Agreement provides for payment of an annual base salary of $200,000 and has an initial term of five years. Unpaid wages accrue interest at the rate of 6% per annum and may be converted into restricted common stock at fair market value at the time of conversion. In addition, Mr. Gonzalez was issued 3,333,333 shares of common stock pursuant to the terms of the Employment Agreement upon its execution.

We are a party to an Employment Agreement dated March 2, 2020, with Eric Watson pursuant to which he serves as our Chief Operating Officer and a director. The Employment Agreement provides for payment of an annual base salary of $162,000 and has an initial term of five years. Unpaid wages accrue interest at the rate of 6% per annum and may be converted into restricted common stock at fair market value at the time of conversion. In addition, Mr. Gonzalez was issued 1,666,666 shares of common stock pursuant to the terms of the Employment Agreement upon its execution.

Outstanding Equity Awards at Fiscal Year End

We did not have any outstanding options or unvested shares of stock held by our named executive officer as of the end of our fiscal year ended December 31, 2021.

Compensation of Directors

The following table summarizes the compensation paid or accrued by us to our directors that are not named executive officers for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Award	Total
Edouard Beaudette (1)	$—	$50,000	$50,000
Johann Loewen (2)	$—	$50,000	$50,000

(1)	Mr. Beaudette was appointed a director on October 15, 2021. The term of the director agreement is 1 year. The Company accrued 5,000 shares of our Series A Preferred Stock with $10 stated value upon his appointment and recorded as stock payable. We have agreed to compensate Mr. Beaudette $250 per meeting attended in person or by telephone.

(2)	Mr. Loewen was appointed a director on September 22, 2021, and the Company accrued 5,000 shares of our Series A Preferred Stock upon his appointment. We have agreed to compensate Mr. Loewen $250 per meeting attended in person or by telephone.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of April 13, 2022, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock or Series A Preferred Stock, (ii) each executive officer and director and (iii) all executive officers and directors as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a warrant that are held by a person are deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed to be outstanding for the purpose of computing the percentage for any other person.

The table assumes a total of 1,226,488,409 shares of our common stock outstanding and 6,816,448 shares of our Series A Preferred Stock outstanding, as of April 13, 2022. Unless otherwise indicated, the address of each of the executive officers and directors named below is c/o Boon Industries, Inc., 110 Spring Hill Drive, Suite 16, Grass Valley, CA 95945.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Executive Officers and Directors:
Justin Gonzalez (1)	33,333,333	2.32%	350,000	5.20%
Eric Watson	3,535,422	*	—	—	*
Johann Loewen	—	*	—	—	*
Edouard Beaudette	—	*	—	—	*
All directors and executive officers as a group	36,868,755	2.56%	350,000	5.20%
5% Holders	—	—	—	—
N/A

(1)	The shares of Series A Preferred Stock includes 300,000 shares held by Eaucentrix LLC, of which Mr. Gonzalez is the managing member. In addition, Mr. Gonzalez owns all 1,000 shares of the Company’s Series B Preferred Stock. The vote of each share of Series B Preferred Stock is equal to four times the votes of all shares of the common stock and all other preferred stock outstanding at the time of any vote or consent of the shareholders regarding any matter submitted to a vote of the shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Matrix Acquisition; Justin Gonzalez

On March 2, 2020, we purchased all the assets, and assumed all of the liabilities of Matrix of Life Tech Trust, an Oregon Trust, pursuant to an Asset Purchase Agreement dated February 10, 2020. Mr. Gonzalez was the trustee and sole beneficiary of the Matrix of Life Tech Trust at the time of the transaction. Pursuant to the Asset Purchase Agreement, Mr. Gonzalez was appointed to serve as our Chief Executive Officer and Chairman, and in consideration of the assets, we issued Mr. Gonzalez 50,000 shares of our Preferred Series A Stock valued at $500,000, and 30,000,000 shares of our Common Stock valued at $100,000.

Advances

As of December 31, 2021, and 2020, Mr. Gonzalez advanced $5,514 to the Company.

License Agreements

We were a party to a License Agreement with Aqueous Precision LLC that was entered into on April 1, 2020, and terminated on December 31, 2020, under which we issued 330,000 shares of Preferred Series A Stock to the President of Aqueous Precision LLC. Mr. Gonzalez is a managing member of, and holds a 31% membership interest in, Aqueous Precision LLC. Aqueous Precision LLC has been dissolved and the shares returned back to treasury.

On April 15, 2021, we entered into to a License Agreement with Eaucentrix LLC, under which we issued 300,000 shares of our Preferred Series A Stock to Eaucentrix LLC. Under the agreement, we will also pay Eaucentrix a royalty of 5% of commercial sales of products that contain the proprietary formula licensed to us from Eaucentrix. Mr. Gonzalez is a managing member of, and holds a 51% membership interest in, Eaucentrix.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition our two officers would not be considered an independent director. However, the Company recently hired two independent directors Edouard Beaudette and Johann Loewen, respectively on October 15, 2021, and September 22, 2021, respectively.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by BF Borgers CPA PC for the years ended December 31, 2021, and 2020:

	Year ended December 31,
	2021	2020

Audit Fees	$20,000	$10,000

Audit-Related Fees	$—	$—

Tax Fees	$—	$—

All Other Fees	$—	$—

We do not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by BF Borgers CPA PC. During 2021 and 2020, no services were provided to us by BF Borgers CPA PC other than audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements of this report.

(2)	Financial Statement Schedule: None.

(3)	Exhibits

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger dated February 10, 2020, among Leap of Faith Beverage, Inc., Boon Industries, Inc., and Leap of Faith Beverage Merger Sub, Inc.

2.2*	Asset Purchase Agreement dated February 10, 2020, among Boon Industries, Inc. Matrix of Life Tech, Trust.

3.1.1*	Articles of Incorporation of Boon Industries, Inc. dated March 2, 2020.

3.1.2*	Certificate of Designation of Series A Preferred Stock of Boon Industries, Inc.

3.1.3*	Certificate of Designation of Series B Preferred Stock of Boon Industries, Inc.

3.2*	Bylaws.

4.1	Description of securities

10.1*†	Employment Agreement dated March 2, 2020, between Boon Industries, Inc. and Justin Gonzalez.

10.2*†	Employment Agreement dated March 2, 2020, between Boon Industries, Inc. and Eric Watson.

10.6*	Commercial Lease Agreement dated January 1, 2020, between Lave Systems Corporation and Justin Gonzalez for 110 Spring Hill Drive, Grass Valley CA.

10.7*	Amendment to Lease Agreement, dated January 1, 2020, between Lave Systems Corporation and Boon Industries, Inc. for 110 Spring Hill Drive, Grass Valley CA.

10.8*	Lease agreement dated September 1, 2015, between Doris Notter and Matrix of Life Tech, for the product production and water bottling facility in Grants Pass, Oregon.

10.9*	Contractor Agreement with Daren Correll.

10.10*	Eaucentrix LLC Exclusive Technology License Agreement.

10.11*	Exclusive distribution and licensing agreement with C Group LLC.

10.12*	Director Agreement dated September 22, 2021, between Boon Industries, Inc., and Johann Loewen

10.13*	Director Agreement dated October 15, 2021, between Boon Industries, Inc and Edouard Beaudette

10.14*	Agreement with Integrity Media

11.1*	MicroChem Laboratory Final Study Report on DiOx+

11.2*	Q Labs Final Study Report on DiOx+

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibit to Form 10 filed by the registrant with the SEC on February 28, 2022

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2022.

BOON INDUSTRIES, INC.

By:	/s/ Justin Gonzalez
Justin Gonzalez, President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
(Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Gonzalez	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	April 14, 2022
Justin Gonzalez	(Principal Executive, Financial and Accounting Officer)

/s/ Eric Watson	Chief Operating Officer and Director	April 14, 2022
Eric Watson

/s/ Johann Loewen	Director	April 14, 2022
Johann Loewen

/s/ Edouard Beaudette	Director	April 14, 2022
Edouard Beaudette