Form 10-Q
period 2022-03-31
Boon Industries, Inc.
filed 2022-05-16
CIK 1877788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56325

BOON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	84-5079920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Spring Hill Road #16, Grass Valley, California 95945
(Address of principal executive offices) (Zip Code)

(530) 648-1333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common stock, par value $0.0001
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2022, the registrant had 1,866,754,361 shares of common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Boon Industries, Inc.

Consolidated Balance Sheets
As of March 31, 2022 (unaudited), and December 31, 2021

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,675	$23,360
Accounts receivable	3,240	16,693
Inventory	12,358	8,403
Prepaid expenses and other assets	55,648	78,648
Total Current Assets	73,921	127,104

Property and equipment, net	99,659	88,264
Capitalized licensing fees, net	1,875,000	2,025,000
TOTAL ASSETS	$2,048,580	$2,240,368

LIABILITIES
Current Liabilities:
Accounts payable	$143,109	$113,298
Convertible notes payable, net of discount	1,151,754	949,063
Loans payable	110,000	110,000
Accrued interest	175,459	135,057
Derivative liability	3,667,962	928,198
Related party liabilities	579,652	497,168
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 6,725,213 and 6,889,410 shares issues and outstanding at March 31, 2022, and December 31, 2021, respectively	67,252,130	68,894,100
Total Current Liabilities	73,080,066	71,626,884

Total Non-Current Liabilities	—	—

Total Liabilities	73,080,066	71,626,884

Commitments and contingencies (note 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at March 31, 2022, and December 31, 2021	—	—
Common stock, $0.0001 par value; 30,000,000,000 shares authorized 1,438,186,504 and 400,511,582 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively.	143,819	40,051
Stock Payable	400,000	250,000
Additional paid in capital	(55,821,637)	(58,490,434)
Accumulated deficit	(15,753,668)	(11,186,133)
Total Stockholders’ Deficit	(71,031,486)	(69,386,516)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,048,580	$2,240,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2022, and 2021
(unaudited)

	March 31, 2022	March 31, 2021
Sales	$25,451	$20,236
Cost of sales	8,285	12,115
Gross profit	17,166	8,121

Operating expenses
Depreciation	3,519	2,750
General and administrative expenses	140,691	113,035
Stock-based compensation	175,000	—
Licensing fees	150,000	150,000
Professional fees	46,823	16,364
Salaries and wages	90,500	90,500
Total operating expenses	606,533	372,649

Loss from operations	(589,367)	(364,528)

Other income (expense)
Change in fair value of derivative liability	(2,479,279)	1,904,288
Loss on Series A conversion	(1,130,595)	(709,933)
Interest expense, net	(368,294)	(225,881)
Total other expense	(3,978,168)	968,474

Net loss before income taxes	(4,567,535)	603,946
Income tax expense	—	—
Net loss	$(4,567,535)	$603,946

Weighted average number of common shares outstanding, basic and diluted	887,878,849	48,090,149
Basic and diluted net loss per common share	$(0.01)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2022, and 2021
(Unaudited)

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	—	$—	1,000	$—	400,511,582	$40,051	$(58,490,434)	250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,037,674,922	103,768	2,668,797	—	—	2,772,565
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	—	—	(4,567,535)	(4,567,535)
Balance at March 31, 2022	—	$—	1,000	$—	1,438,186,504	$143,819	$(55,821,637)	400,000	$(15,753,668)	$(71,031,486)

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2020	—	$—	1,000	$—	42,072,603	$4,207	$(191,388,001)	—	$(5,316,107)	$(196,699,901)

Preferred stock cancelled	—	—	—	—	—	—	125,025,000	—	—	125,025,000
Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	15,092,546	1,509	2,450,343	—	—	2,451,852
Net Income	—	—	—	—	—	—	—	—	603,946	603,946
Balance at March 31, 2021	—	$—	1,000	$—	57,165,149	$5,716	$(63,912,658)	—	$(4,712,161)	$(68,619,103)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Statements of Cash Flows
For the Three Months Ended March 31, 2022, and 2021
(Unaudited)

	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,567,535)	$603,946
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,519	2,750
Amortization of convertible debt discount	202,626	202,021
Amortization capitalized license fees	150,000	150,000
Change in fair value of derivative liability	2,479,279	(1,904,288)
Stock-based compensation	175,000	—
Non-cash interest expense	115,156	—
Loss on Series A conversion	1,130,595	709,933
Decrease (increase) in operating assets and liabilities
Accounts receivable	13,453	—
Inventory	(3,955)	6,889
Prepaid & other assets	(2,000)	126
Accounts payable	29,811	(770)
Related party liabilities	82,484	—
Accrued interest	40,402	14,573
Net cash used in operating activities	(151,165)	(214,820)

Cash flows from investing activities:
Acquisition of property & equipment	(14,914)	—
Net cash used in investing activities	(14,914)	—

Cash flows from financing activities:
Proceeds from convertible debt	145,394	149,000
Related party liabilities	—	90,378
Net cash provided by financing activities	145,394	239,378

Net increase in cash	(20,685)	24,558

Cash, beginning of period	23,360	7,192
Cash, end of period	$2,675	$31,750

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$2,502	$—
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Original debt discount conversion feature	$145,329	$50,000
Preferred stock cancelled and returned to treasury	$—	$125,025,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company’s current liabilities exceeded its current assets by approximately $73,006,000. The Company has recorded a net loss of $4,567,535 for the three months ended March 31, 2022, has negative cash flow from operations of approximately $151,200, has an accumulated deficit of $15,753,668 as of March 31, 2022, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with GAAP. These consolidated financial statements are presented in United States dollars. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021, respectively.

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

Fair value of Financial Instruments and Fair Value Measurements

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2022, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable. inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at March 31, 2022, and December 31, 2021.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of March 31, 2022, and December 31, 2021:

	Fair Value Measurements at March 31, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$—	$—	$3,667,962	$3,667,962
Total	$—	$—	$3,667,962	$3,667,962

	Fair Value Measurements at December 31, 2021, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$—	$—	$928,198	$928,198
Total	$—	$—	$928,198	$928,198

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

Derivative
Liability
Balance December 31, 2021	$928,198

Issuance of convertible debt	260,485
Conversion of convertible debt	—
Change in estimated fair value	2,479,279

Balance March 31, 2022	$3,667,962

Derivative Liability

The Company issued series of debentures during the three months ended March 31, 2022, which contained variable conversion rates that triggered derivative liability accounting. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

March 31, 2022
Expected term	1 – 5 months
Exercise price	$0.003-$0.02
Expected volatility	142%-265%
Expected dividends	None
Risk-free interest rate	0.17%-0.71%
Forfeitures	None

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

During the three months ended March 31, 2022, and 2021, the Company recognized $25,451 and $20,236 of revenue, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2022.

Capitalized licensing fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2022, and 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized licensing fees over the five-year term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2022, and 2021, there were no impairment losses recognized for long-lived assets.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of March 31, 2022, and December 31, 2021. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments also affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company is currently evaluating the potential impact of ASU 2020-06 on its financial statements. The Company adopted the new standard on January 1, 2022, which did not result in a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022, and December 31, 2021:

	March 31,	December 31,
	2022	2021
Emulsification equipment	$163,651	$155,614
Leasehold improvements	6,877	—
Truck	10,000	10,000
	180,528	165,614
Less accumulated depreciation	(80,869)	(77,350)
	$99,659	$88,264

Depreciation expense was approximately $3,519 and $2,750 for the three months ended March 31, 2022, and 2021, respectively.

During the three months ended March 31, 2022, and 2021 the Company capitalized $14,914 and $0 of property and equipment, respectively.

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

Intangible consisted of the following at March 31, 2022, and December 31, 2021:

	March 31,	December 31,
	2022	2021
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000

Gross Amount Capitalized Licensing fees	3,000,000	3,000,000
Less accumulated depreciation	(1,125,000)	(975,000)
	$1,875,000	$2,025,000

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $150,000 for the three months ended March 31, 2022, and 2021.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2022, and December 31, 2021, notes payable are comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
C Group #1 (past maturity)	20,000	3/04/2021	3/04/2022	10%	Variable	20,000	20,000
C Group #2 (past maturity)	35,000	3/09/2021	3/09/2022	10%	Variable	35,000	35,000
C Group #3	35,000	4/05/2021	4/05/2022	10%	Variable	35,000	35,000
C Group #4	35,000	4/15/2021	4/15/2022	10%	Variable	35,000	35,000
C Group #5	35,000	4/21/2021	4/21/2022	10%	Variable	35,000	35,000
C Group #6	35,000	6/01/2021	6/01/2022	10%	Variable	35,000	35,000
C Group #7	35,000	6/14/2021	6/14/2022	10%	Variable	35,000	35,000
Optempus #1 (past maturity)	40,000	6/02/2020	6/02/2021	22%	Variable	40,000	40,000
Optempus #2 (past maturity)	20,000	7/10/2020	7/10/2021	22%	Variable	20,000	20,000
Optempus #3 (past maturity)	45,000	8/31/2020	8/31/2021	12%	Variable	45,000	45,000
Optempus #4 (past maturity)	25,000	10/06/2020	10/6/2021	10%	Variable	25,000	25,000
Optempus #5 (past maturity)	20,000	11/09/2020	11/9/2021	10%	Variable	20,000	20,000
Optempus #6 (past maturity)	30,000	11/16/2020	11/16/2021	10%	Variable	30,000	30,000
Optempus #7 (past maturity)	15,000	12/17/2020	12/17/2021	10%	Variable	15,000	15,000
Optempus #8 (past maturity)	64,000	1/14/2021	1/14/2022	10%	Variable	64,000	64,000
Optempus #9 (past maturity)	40,000	1/21/2021	1/21/2022	10%	Variable	40,000	40,000
Optempus #10 (past maturity)	50,000	2/06/2021	2/06/2022	10%	Variable	50,000	50,000
Optempus #11 (past maturity)	15,000	2/12/2021	2/12/2022	10%	Variable	15,000	15,000
Maguire #1	25,000	6/25/2021	6/25/2022	10%	Variable	25,000	25,000
Maguire #2	90,000	11/2/2021	11/02/2022	10%	Variable	90,000	90,000
Maguire #3	40,000	11/26/2021	11/26/2022	10%	Variable	40,000	40,000
Maguire #4	25,000	12/09/2021	12/09/2022	10%	Variable	25,000	25,000
Maguire #5	25,000	12/18/2021	12/18/2022	10%	Variable	25,000	25,000
Maguire #6	35,000	1/12/2022	1/12/2023	10%	Variable	35,000	—
Maguire #7	44,381	1/27/2022	1/27/2023	10%	Variable	44,381	—
Maguire #8	33,012	2/21/2022	2/21/2023	10%	Variable	33,012	—
Maguire #9	12,000	3/14/2022	3/14/2023	10%	Variable	12,000	—
Maguire #10	55,000	3/30/2022	3/30/2023	10%	Variable	55,000	—
Direct Cap #1	35,000	7/19/2021	7/19/2022	10%	Variable	35,000	35,000
Direct Cap #2	35,000	7/22/2021	7/22/2022	10%	Variable	35,000	35,000
Direct Cap #3	35,000	8/05/2021	8/05/2022	10%	Variable	35,000	35,000
Direct Cap #4	35,000	8/16/2021	8/16/2022	10%	Variable	35,000	35,000
Direct Cap #5	35,000	8/23/2021	8/23/2022	10%	Variable	35,000	35,000
Direct Cap #6	65,000	10/13/2021	10/13/2022	10%	Variable	65,000	65,000
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
						$1,368,393	$1,189,000
Debt discount						(216,639)	(239,937)
Notes payable, net of discount						$1,151,754	$949,063

Accrued interest						$145,444	$105,374

During the three months ended March 31, 2022, the Company received $145,394 in cash for the issuance of five (5) convertible notes, net of $34,000 of original issuance discount and deferred financing costs for total principal of $179,394. The Company amortized to interest expense $51,041 of original issuance discount and deferred financing costs.

During the three months ended March 31, 2022, the Company recognized $40,070 of interest on the existing promissory notes.

Below is the summary of the convertible notes issued during the three months ended March 31, 2022:

Maguire & Associates LLC

On January 12, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #6”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 12, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of March 31, 2022, the principal balance was $35,000 with accrued interest of $748 and reflected an unamortized original issue discount of $7,863.

On January 27, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #7”), of which $1,800 was received in cash and $7,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 27, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. The Company used $35,581 of the net proceeds to pay for the Company’s corporate expenses. As of March 31, 2022, the principal balance was $44,381 with accrued interest of $766 and reflected an unamortized original issue discount of $5,792.

On February 21, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #8”), of which $8,664 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on February 21, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. The Company used $19,348 of the net proceeds to pay for the Company’s corporate expenses. As of March 31, 2022, the principal balance was $33,012 with accrued interest of $344 and reflected an unamortized original issue discount of $4,479.

On March 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #9”), of which $10,000 was received in cash and $2,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of March 31, 2022, the principal balance was $12,000 with accrued interest of $56 and reflected an unamortized original issue discount of $1,907.

On March 30, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #10”), of which $1,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 30, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. The Company used $44,000 of the net proceeds to pay for the Company’s corporate expenses. As of March 31, 2022, the principal balance was $55,000 with accrued interest of $15 and reflected an unamortized original issue discount of $9,973.

Cross default provision

The note agreements include a cross default provision, which states that a breach or a default by the Company of any covenant or other terms or conditions, after the passage of all applicable notice and cure or grace periods, shall, at the option of the holder, be considered a default under the note agreements, in which the holder shall be entitled to apply all rights and remedies. Each of the loan transactions will be cross defaulted with each other loan transaction and with all other existing and future debt of the Company. The Company did not receive any notice of default as of March 31, 2022, and December 31, 2021.

The Company is currently in technical default with fourteen (14) of its convertible notes, namely “V Group”, “Optempus #1” through “Optempus #11”, “C-Group #1” and “C-Group #2, since the Company has failed to pay principal and interest when due at maturity.

Upon the occurrence and continuation of any event of default, certain notes become immediately due and payable in an amount equal to the default amount, defined as 150% times the sum of all outstanding principal and accrued but unpaid interest. The Company has not received any notice of default as of March 31, 2022. The Company has not accrued any default provisions under the terms and conditions of these promissory notes since the amount is not considered material to the financial statements, and probable in the meaning of ASC 450 – Contingencies. As of March 31, 2022, the Company has not received any default notice from the lenders.

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

During the three months ended March 31, 2022, the Company accrued wages of $50,000 and interest of $5,373 and paid $15,771 of accrued compensation.

The balance of accrued interest is $25,716 and $20,342 as of March 31, 2022, and December 31, 2021, respectively. The balance of accrued compensation is $370,461 and $336,232 as of March 31, 2022, and December 31, 2021, respectively.

The Company is periodically advanced non-interest-bearing operating funds from related parties. The advances are due on demand and unsecured. As of March 31, 2022, and December 31, 2021, Mr. Gonzalez advanced $5,765 and $5,514 to the Company, which is presented under related party liabilities in the consolidated balance sheets.

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

During the three months ended March 31, 2022, the Company accrued wages of $40,500 and interest of $2,232 and paid $0 of accrued compensation.

The balance of accrued interest is $12,906 and $10,675 as of March 31, 2022, and December 31, 2021, respectively. The balance of accrued compensation is $164,803 and $124,303 as of March 31, 2022, and December 31, 2021, respectively.

Johann Loewen, Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of March 31, 2022, but the liability is recorded as stock payable in the Company’s balance sheet.

Edouard Beaudette, Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of March 31, 2022, but the liability is recorded as stock payable in the Company’s balance sheet. Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash. Edouard Beaudette is to implement and manage the Company’s strategy, plan and executed product launch. No shares has been issued and no cash has been paid during the three months ended March 31, 2022.

NOTE 7 – SHORT TERM LIABILITIES

As of March 31, 2022, and December 31, 2021, short term debt was comprised of the following:

	Original	Original	Due	Interest	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	2022	2021
Carolyn Hamburger (past maturity)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Total short-term liabilities					$110,000	$110,000
Accrued interest					$30,015	$29,682

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of March 31, 2022, and December 31, 2021, the note had a principal balance of $100,000. Accrued interest totaled $19,141 and $19,177, as of March 31, 2022, and December 31, 2021, respectively.

During the three months ended March 31, 2022, the Company paid $2,502 of interest in cast and incurred $2,466 of interest. This note is currently past maturity, but no notice of default has been received by the Company as of March 31, 2022.

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of March 31, 2022, and December 31, 2021, the note had a principal balance of $10,000 and accrued interest of $10,874 and 10,505, respectively. No payment was made during the three months ended March 31, 2022. This note is currently past maturity, but no notice of default has been received by the Company as March 31, 2022.

NOTE 8 – PREFERRED STOCK

On March 2, 2020, the Company filed an amendment to the Oklahoma Certificate of Designation to increase the Series A Convertible Preferred Stock, with a par value of $0.0001 to 20,000,000 shares authorized. The Company’s preferred stock at March 31, 2022, consisted of 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share.

As of March 31, 2022, and December 31, 2021, 6,725,213 and 6,889,410 shares of Series A Preferred Stock were issued and outstanding and 1,000 of Series B Preferred Stock were issued and outstanding, respectively.

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

For the three months ended March 31, 2022

During the three months ended March 31, 2022, 164,197 shares of Series A Preferred stock were converted to 1,037,674,922 shares of common stock in accordance with the conversion terms.

For the three months ended March 31, 2021

During the three months ended March 31, 2021, 174,192 shares of Series A Preferred stock were converted to 15,092,546 common shares in accordance with the conversion terms.

During the three months ended March 31, 2021, an aggregate of 12,502,500 shares of Series A was returned to Treasury pursuant to a cancellation agreement.

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

On March 2, 2020, Justin Gonzalez was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020. There was no activity during the three months ended March 31, 2022.

NOTE 9 – COMMON STOCK

The Company’s common stock at March 31, 2022, consisted of 30,000,000,000 authorized common shares, 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share. On March 3, 2022, the Company filed an amended Certificate of incorporation with the Secretary of State of Oklahoma to increase the authorized common shares to 30,000,000,000.

As of March 31, 2022, and December 31, 2021, there were 1,438,186,504 and 400,511,582 shares of common stock issued and outstanding, respectively.

For the three months ended March 31, 2022

During the three months ended March 31, 2022, 164,197 shares of Series A Preferred stock were converted to 1,037,674,922 shares of common stock in accordance with the conversion terms.

For the three months ended March 31, 2021

During the three months ended March 31, 2021, 174,192 shares of Series A Preferred stock were converted to 15,092,546 common shares in accordance with the conversion terms.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The accrued wages and accrued salary totaled $396,177 and $336,232 as of March 31, 2022, and December 31, 2021, respectively.

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

The accrued wages and accrued salary totaled $177,710 and $124,303 as of March 31, 2022, and December 31, 2021, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company converted 38,371 Series A preferred stock into 428,567,857 shares of common stock, in accordance with the conversion terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the Three Months Ended March 31, 2022, and 2021

	For the Three Months ended March 31,
	2022	2021	Change ($)	Change (%)

Revenue	$25,451	$20,236	5,215	25.8%
Cost of revenue	8,285	12,115	(3,830)	(31.6)%
Gross profit	17,166	8,121	9,045	111.4%

Operating expenses	606,533	372,649	233,884	62.8%

Loss from operations	(589,367)	(364,528)	(224,839)	(61.6)%

Other income (expense)	(3,978,168)	968,474	(4,946,642)	(510.8)%

Net loss	$(4,567,535)	$603,946	$(5,171,481)	(856)%

Revenue

Revenue increased by $5,215 or 25.8% from the previous year to $25,451 during the three months ended March 31, 2022, compared to $20,236 during the previous period. The increase was due to the recovery from the negative impact of the COVID-19 outbreak in March 2020.

Cost of Revenue

The Company’s cost of sales was $8,285 for the three months ended March 31, 2022, a decrease of $3,830 or approximately 31.6%, compared to $12,115 for the three months ended March 31, 2021. The decrease in cost of revenue is due to improved productivity and reduced costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, and 2021, were $606,533 and $372,649, respectively. The increase was primarily attributable to an increase in share-based compensation expense by approximately $175,000 resulting from the fair value of shares of common stock issued pursuant to consulting agreements and general and administrative expenses by approximately $28,000 associated with the preparation of reports relating to being a public company and accounting fees.

Other Expense

Other expense for the three months ended March 31, 2022, was $3,978,168, compared to other income of $968,474 for the three months ended March 31, 2022.

Other expense for the three months ended March 31, 2022, consisted of $2,479,279 of expense resulting from the change in fair value of derivatives, $368,294 of interest expense, and $1,130,595 of loss on Series A Preferred Stock conversion to common stock.

Other income for the three months ended March 31, 2021, consisted of $1,904,288 of income resulting from the change in fair value of derivatives, $225,881 of interest expense, and $709,933 of loss on Series A Preferred Stock conversion to common stock.

Net Loss

Net loss for the three months ended March 31, 2022, was $4,567,535, compared to a net income of $603,946 for the three months ended March 31, 2021. The increase in our net loss resulted from the changes outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of March 31, 2022, and December 31, 2021, was as follows:

	March 31, 2022	December 31, 2021
Current Assets	$73,921	$127,104
Current Liabilities	$73,080,066	$71,626,880
Working Capital Deficit	$(73,006,145)	$(71,499,776)

The overall working capital deficit increased from $71,499,776 at December 31, 2021, to $73,006,145 at March 31, 2022. The current liabilities primarily consist of loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The increase in working capital deficit is mainly attributable to an increase in the fair value of the derivative liability and the conversion of Series A Preferred Stock to common stock during the three months ended March 31, 2022.

The following is selected information from the statements of cash flow for the three months ended March 31, 2022, and 2021:

	March 31,	March 31,
	2022	2021
Cash used in Operating Activities	$(151,165)	$(214,820)
Cash used in Investing Activities	$(14,914)	$—
Cash provided by Financing Activities	$145,394	$239,378
Net (decrease) Increase in Cash During Period	$(20,685)	$24,558

Going Concern

Since January 1, 2022, and through March 31, 2022, the Company has raised approximately $0.1 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Our cash on hand at March 31, 2022 was approximately $2,700. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Polices

There have been no material changes to our critical accounting policies, as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 14, 2022.

Contingencies

For a discussion of contingencies, see Note 10, Commitments and Contingencies, to the Notes to the Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of the Quarterly Report.

Off-balance Sheet Arrangements

During the period ended March 31, 2022, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a listing of our new and recently adopted accounting standards, See Note 2, Summary of Significant Accounting Policies, to the note to the consolidated financial statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of March 31, 2022, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of March 31, 2022, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued an aggregate of 1,037,674,922 shares of common stock pursuant to the conversion of 164,197 Series A Preferred stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Justin Gonzalez	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	May 16, 2022
Justin Gonzalez	(Principal Executive, Financial and Accounting Officer)