Form 10-Q
period 2022-06-30
Boon Industries, Inc.
filed 2022-08-02
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56325

BOON INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	84-5079920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13340 Grass Valley Ave, Unit D, Grass Valley, California 95945-9552
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

As of August 2, 2022, the registrant had 3,099,687,692 shares of common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Boon Industries, Inc.

Consolidated Balance Sheets

As of June 30, 2022 (unaudited), and December 31, 2021

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$689	$23,360
Accounts receivable	3,240	16,693
Inventory	13,708	8,403
Prepaid expenses and other assets	28,648	78,648
Total Current Assets	46,285	127,104

Property and equipment, net	95,423	88,264
Capitalized licensing fees, net	1,725,000	2,025,000
TOTAL ASSETS	$1,866,708	$2,240,368

LIABILITIES
Current Liabilities:
Accounts payable	$211,080	$113,298
Convertible notes payable, net of discount	1,249,703	949,063
Loans payable	110,000	110,000
Accrued interest	228,357	135,057
Derivative liability	1,932,659	928,198
Related party liabilities	676,016	497,168
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 6,667,052 and 6,889,410 shares issues and outstanding at June 30, 2022, and December 31, 2021, respectively	66,590,520	68,894,100
Total Current Liabilities	70,998,335	71,626,884

Total Non-Current Liabilities	—	—

Total Liabilities	70,998,335	71,626,884

Commitments and contingencies (note 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at June 30, 2022, and December 31, 2021	—	—
Common stock, $0.0001 par value; 30,000,000,000 shares authorized 2,596,354,361 and 400,511,582 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively.	259,636	40,051
Stock Payable	490,000	250,000
Additional paid in capital	(54,891,299)	(58,490,434)
Accumulated deficit	(14,989,964)	(11,186,133)
Total Stockholders’ Deficit	(69,131,627)	(69,386,516)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,866,708	$2,240,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022, and 2021

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales	$8,983	$16,813	$34,434	$37,049
Cost of sales	4,229	4,838	12,514	16,952
Gross profit	4,754	11,976	21,920	20,097

Operating expenses
General and administrative	126,844	176,176	267,535	289,210
Stock-based compensation	115,000	3,084,000	290,000	3,084,000
Professional fees	44,683	62,274	91,506	78,638
Licensing fees	150,000	150,000	300,000	300,000
Salaries and wages	90,500	90,500	181,000	181,000
Depreciation	4,236	3,914	7,755	6,664
Total operating expenses	531,263	3,566,864	1,137,796	3,939,512

Loss from operations	(526,509)	(3,554,888)	(1,115,876)	(3,919,416)

Other income (expense)
Gain on settlement of debt	—	62,211	—	62,211
Change in fair value of derivative liability	2,120,071	275,530	(359,208)	2,179,818
Loss on Series A conversion	(384,545)	(487,823)	(1,515,140)	(1,197,756)
Interest expense, net	(445,313)	(190,169)	(813,607)	(416,050)
Other income (expense)	1,290,213	(340,251)	(2,687,955)	628,223

Income (Loss) before income taxes	763,704	(3,895,139)	(3,803,831)	(3,291,193)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$763,704	$(3,895,139)	$(3,803,831)	$(3,291,193)

Basic and diluted net income (loss) per share	$0.00	$(0.06)	$(0.00)	$(0.06)
Weighted average common share outstanding, basic and diluted:	2,000,726,261	69,884,383	2,482,737,843	59,047,471

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Statement of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022, and 2021

(Unaudited)

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	—	$—	1,000	$—	400,511,582	$40,051	$(58,490,434)	250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,037,674,922	103,768	2,668,797	—	—	2,772,565
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	—		(4,567,535)	(4,567,535)
Balance at March 31, 2022	—	$—	1,000	$—	1,438,186,504	$143,819	$(55,821,637)	400,000	$(15,753,668)	$(71,031,486)

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at April 1, 2022	—	$—	1,000	$—	1,438,186,504	$143,819	$(55,821,637)	400,000	$(15,753,668)	$(71,031,486)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,158,167,857	115,817	930,338	—	—	1,046,155
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	90,000	—	90,000
Net loss	—	—	—	—	—	—	—		763,704	763,704
Balance at June 30, 2022	—	$—	1,000	$—	2,596,354,361	$259,636	$(54,891,299)	490,000	$(14,989,964)	$(69,131,627)

For the Three and Six Months Ended June 30, 2021

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Amount	Stock Payable	Accumulated Deficit	Total Shareholders’ Deficit

Balance December 31, 2020	—	$—	1,000	$—	42,072,603	$4,207	$(191,388,001)	$—	$(5,316,107)	$(196,699,901)

Preferred stock cancelled				—	—	—	125,025,000	—	—	125,025,000
Shares of common stock issued pursuant to conversion of preferred stock	—	—	—	—	15,092,546	1,509	2,450,343	—	—	2,451,852
Net Income	—	—	—	—	—	—	—	—	603,947	603,947
Balance March 31, 2021	—	$—	1,000	$—	57,165,149	$5,716	$(63,912,658)	$—	$(4,712,160)	$(68,619,102)

Shares of common stock issued pursuant to conversion of preferred stock			—	—	41,992,644	4,200	2,048,203	—	—	2,052,403
Preferred stock issued and issuable pursuant to consulting agreements			—	—	—	—	—	30,000	—	30,000
Shares issued pursuant to salary conversion	—	—	—	—	1,868,756	187	109,323	—	—	109,510
Net loss	—	—	—	—	—	—	—	—	(3,895,139)	(3,895,139)
Balance June 30, 2021	—	$—	1,000	$—	101,026,549	$10,103	$(61,755,132)	$30,000	$(8,607,299)	$(70,322,328)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2022, and 2021

(Unaudited)

	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(3,803,831)	$(3,291,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,755	6,664
Amortization of convertible debt discount	412,747	364,265
Gain on debt conversion	—	(62,211)
Amortization capitalized license fees	300,000	300,000
Fair value of Preferred stock issued with licensing agreements	—	3,158,000
Change in fair value of derivative liability	359,208	(2,179,818)
Stock-based compensation	290,000	—
Non-cash interest expense	287,753	—
Loss on Series A conversion	1,515,140	1,197,756
Decrease (increase) in operating assets and liabilities
Accounts receivable	13,453	—
Inventory	(5,305)	6,889
Prepaid & other assets	—	128
Accounts payable	97,782	42,993
Related party liabilities	178,848	—
Accrued interest	93,299	34,576
Net cash used in operating activities	(253,151)	(421,951)

Cash flows from investing activities:
Acquisition of property & equipment	(14,914)	(36,831)
Net cash used in investing activities	(14,914)	(36,831)

Cash flows from financing activities:
Proceeds from convertible debt	245,394	291,000
Related party liabilities	—	182,864
Net cash provided by financing activities	245,394	473,864

Net increase in cash	(22,671)	15,082

Cash, beginning of period	23,360	7,192
Cash, end of period	$689	$22,274
Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$3,336	$—
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Preferred stock issued pursuant to licensing agreement	$—	$3,000,000
Preferred stock issued pursuant to consulting agreement	$—	$158,000
Original debt discount conversion feature	$357,501	$100,000
Preferred stock cancelled and returned to treasury	$—	$125,025,000

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company’s current liabilities exceeded its current assets by approximately $70,952,050. The Company has recorded a net loss of $3,803,831 for the six months ended June 30, 2022, has negative cash flow from operations of approximately $253,151, has an accumulated deficit of $14,989,964 as of June 30, 2022, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.

The Company has arranged financing through convertible debts and intends to utilize the cash received to fund its operations. The Company plans to seek additional financing, if necessary, in private or public equity offering to secure future funding for operations. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

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

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at June 30, 2022, and December 31, 2021.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of June 30, 2022, and December 31, 2021:

	Fair Value Measurements at June 30, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$1,932,659	$1,932,659
Total	$—	$—	$1,932,659	$1,932,659

	Fair Value Measurements at December 31, 2021, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$928,198	$928,198
Total	$—	$—	$928,198	$928,198

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2022:

Derivative
Liability
Balance December 31, 2021	$928,198

Issuance of convertible debt	645,253
Conversion of convertible debt	—
Change in estimated fair value	359,208

Balance June 30, 2022	$1,932,659

Derivative Liability

The Company issued series of debentures during the six months ended June 30, 2022, which contained variable conversion rates that triggered derivative liability accounting. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

June 30, 2022

Expected term	1 – 5 months
Exercise price	$0.0021-$0.0002
Expected volatility	142%-265%
Expected dividends	None
Risk-free interest rate	0.17%-2.31%
Forfeitures	None

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment, or significant fluctuations in the volatility of the trading market for the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

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

During the six months ended June 30, 2022, and 2021, the Company recognized $34,434 and $37,049 of revenue, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2022.

Capitalized licensing fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended June 30, 2022, and 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized licensing fees over the five-year term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2022, and 2021, there were no impairment losses recognized for long-lived assets.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of June 30, 2022, and December 31, 2021. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable.

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

Add credit loss new ASU

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022, and December 31, 2021:

	June 30,	December 31,
	2022	2021
Emulsification equipment	$163,651	$155,614
Leasehold improvements	6,877	—
Truck	10,000	10,000
	180,528	165,614
Less accumulated depreciation	(85,105)	(77,350)
	$95,423	$88,264

Depreciation expense was approximately $7,755 and $6,664 for the six months ended June 30, 2022, and 2021, respectively.

During the six months ended June 30, 2022, and 2021 the Company capitalized $14,914 and $36,831 of property and equipment, respectively.

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

Intangible consisted of the following at June 30, 2022, and December 31, 2021:

	June 30,	December 31,
	2022	2021
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000

Gross Amount Capitalized Licensing fees	3,000,000	3,000,000
Less accumulated depreciation	(1,275,000)	(975,000)
	$1,725,000	$2,025,000

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $300,000 for the six months ended June 30, 2022, and 2021.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2022, and December 31, 2021, notes payable are comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
C Group #1 (past maturity)	20,000	3/04/2021	3/04/2022	10%	Variable	20,000	20,000
C Group #2 (past maturity)	35,000	3/09/2021	3/09/2022	10%	Variable	35,000	35,000
C Group #3 (past maturity)	35,000	4/05/2021	4/05/2022	10%	Variable	35,000	35,000
C Group #4 (past maturity)	35,000	4/15/2021	4/15/2022	10%	Variable	35,000	35,000
C Group #5 (past maturity)	35,000	4/21/2021	4/21/2022	10%	Variable	35,000	35,000
C Group #6 (past maturity)	35,000	6/01/2021	6/01/2022	10%	Variable	35,000	35,000
C Group #7(past maturity)	35,000	6/14/2021	6/14/2022	10%	Variable	35,000	35,000
Optempus #1 (past maturity)	40,000	6/02/2020	6/02/2021	22%	Variable	40,000	40,000
Optempus #2 (past maturity)	20,000	7/10/2020	7/10/2021	22%	Variable	20,000	20,000
Optempus #3 (past maturity)	45,000	8/31/2020	8/31/2021	12%	Variable	45,000	45,000
Optempus #4 (past maturity)	25,000	10/06/2020	10/6/2021	10%	Variable	25,000	25,000
Optempus #5 (past maturity)	20,000	11/09/2020	11/9/2021	10%	Variable	20,000	20,000
Optempus #6 (past maturity)	30,000	11/16/2020	11/16/2021	10%	Variable	30,000	30,000
Optempus #7 (past maturity)	15,000	12/17/2020	12/17/2021	10%	Variable	15,000	15,000
Optempus #8 (past maturity)	64,000	1/14/2021	1/14/2022	10%	Variable	64,000	64,000
Optempus #9 (past maturity)	40,000	1/21/2021	1/21/2022	10%	Variable	40,000	40,000
Optempus #10 (past maturity)	50,000	2/06/2021	2/06/2022	10%	Variable	50,000	50,000
Optempus #11 (past maturity)	15,000	2/12/2021	2/12/2022	10%	Variable	15,000	15,000
Maguire #1 (past maturity)	25,000	6/25/2021	6/25/2022	10%	Variable	25,000	25,000
Maguire #2	90,000	11/2/2021	11/02/2022	10%	Variable	90,000	90,000
Maguire #3	40,000	11/26/2021	11/26/2022	10%	Variable	40,000	40,000
Maguire #4	25,000	12/09/2021	12/09/2022	10%	Variable	25,000	25,000
Maguire #5	25,000	12/18/2021	12/18/2022	10%	Variable	25,000	25,000
Maguire #6	35,000	1/12/2022	1/12/2023	10%	Variable	35,000	—
Maguire #7	44,381	1/27/2022	1/27/2023	10%	Variable	44,381	—
Maguire #8	33,012	2/21/2022	2/21/2023	10%	Variable	33,012	—
Maguire #9	12,000	3/14/2022	3/14/2023	10%	Variable	12,000	—
Maguire #10	55,000	3/30/2022	3/30/2023	10%	Variable	55,000	—
Maguire #11	60,000	4/14/2022	4/14/2023	10%	Variable	60,000	—
Maguire #12	30,000	5/9/2022	5/9/2023	10%	Variable	30,000	—
Maguire #13	30,000	5/26/2022	5/26/2023	10%	Variable	30,000	—
Direct Cap #1	35,000	7/19/2021	7/19/2022	10%	Variable	35,000	35,000
Direct Cap #2	35,000	7/22/2021	7/22/2022	10%	Variable	35,000	35,000
Direct Cap #3	35,000	8/05/2021	8/05/2022	10%	Variable	35,000	35,000
Direct Cap #4	35,000	8/16/2021	8/16/2022	10%	Variable	35,000	35,000
Direct Cap #5	35,000	8/23/2021	8/23/2022	10%	Variable	35,000	35,000
Direct Cap #6	65,000	10/13/2021	10/13/2022	10%	Variable	65,000	65,000
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
						$1,488,393	$1,189,000
Debt discount						(238,690)	(239,937)
Notes payable, net of discount						$1,249,703	$949,063

Accrued interest						$196,308	$105,374

During the six months ended June 30, 2022, the Company received $245,394 in cash for the issuance of eight (8) convertible notes, net of $54,000 of original issuance discount and deferred financing costs for total principal of $299,394.

The Company amortized to interest expense approximately $95,370 of original issuance discount and deferred financing costs during the six months ended June 30, 2021.

 During the six months ended June 30, 2022, the Company recognized approximately $90,930 of interest on the existing promissory notes.

Below is the summary of the convertible notes issued during the six months ended June 30, 2022:

Maguire & Associates LLC

On January 12, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #6”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 12, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $35,000 with accrued interest of approximately $1,600 and reflected an unamortized original issue discount of $5,370.

On January 27, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #7”), of which $37,381 was received in cash and $7,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 27, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $44,381 with accrued interest of approximately $1,900 and reflected an unamortized original issue discount of $4,047.

On February 21, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #8”), of which $28,012 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on February 21, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $33,012 with accrued interest of approximately $1,200 and reflected an unamortized original issue discount of $3,233.

On March 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #9”), of which $10,000 was received in cash and $2,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $12,000 with accrued interest of approximately $350 and reflected an unamortized original issue discount of $1,408.

On March 30, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #10”), of which $45,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 30, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. The Company used $45,000 of the net proceeds to pay for the Company’s corporate expenses. As of June 30, 2022, the principal balance was $55,000 with accrued interest of approximately $1,400 and reflected an unamortized original issue discount of $7,479.

On April 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #11”), of which $50,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on April 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $60,000 with accrued interest of approximately $1,300 and reflected an unamortized original issue discount of $7,890.

On May 9, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #12”), of which $25,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on May 9, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $30,000 with accrued interest of approximately $400 and reflected an unamortized original issue discount of $4,288.

On May 26, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #13”), of which $25,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on May 26, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of June 30, 2022, the principal balance was $30,000 with accrued interest of approximately $300 and reflected an unamortized original issue discount of $4,521.

Cross default provision

The note agreements include a cross default provision, which states that a breach or a default by the Company of any covenant or other terms or conditions, after the passage of all applicable notice and cure or grace periods, shall, at the option of the holder, be considered a default under the note agreements, in which the holder shall be entitled to apply all rights and remedies. Each of the loan transactions will be cross defaulted with each other loan transaction and with all other existing and future debt of the Company. The Company did not receive any notice of default as of June 30, 2022, and December 31, 2021.

The Company is currently in technical default with twenty (20) of its convertible notes, namely “V Group”, “Optempus #1” through “Optempus #11”, “C-Group #1” through “C-Group #7, and Maguire #1 since the Company has failed to pay principal and interest when due at maturity. These notes have an aggregate principal amount of $769,000 and accrued interest of $156,500 as of June 30, 2022. The potential application of the default penalty would result in an estimated amount due of $1,388,250 as of June 30, 2022.

Upon the occurrence and continuation of any event of default, certain notes become immediately due and payable in an amount equal to the default amount, defined as 150% times the sum of all outstanding principal and accrued but unpaid interest. The Company has not received any notice of default as of June 30, 2022. The Company has not accrued any default provisions under the terms and conditions of these promissory notes since the amount is not considered probable in the meaning of ASC 450 – Contingencies. As of June 30, 2022, the Company has not received any default notice from the lenders.

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

During the six months ended June 30, 2022, the Company accrued wages of $100,000 and interest of $11,375 and paid $18,771 of accrued compensation.

The balance of accrued interest is $31,717 and $20,342 as of June 30, 2022, and December 31, 2021, respectively. The balance of accrued compensation is $417,460 and $336,232 as of June 30, 2022, and December 31, 2021, respectively.

The Company is periodically advanced non-interest-bearing operating funds from related parties. The advances are due on demand and unsecured. As of June 30, 2022, and December 31, 2021, Mr. Gonzalez advanced $5,765 and $5,514 to the Company, which is presented under related party liabilities in the consolidated balance sheets.

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

During the six months ended June 30, 2022, the Company accrued wages of $81,000 and interest of $5,094 and paid $0 of accrued compensation.

The balance of accrued interest is $15,769 and $10,675 as of June 30, 2022, and December 31, 2021, respectively. The balance of accrued compensation is $205,303 and $124,303 as of June 30, 2022, and December 31, 2021, respectively.

Johann Loewen, Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of June 30, 2022, but the liability is recorded as stock payable in the Company’s balance sheet. The Company has incurred $25,000 of stock-based compensation during the six months ended June 30, 2022.

Edouard Beaudette, Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of June 30, 2022, but the liability is recorded as stock payable in the Company’s balance sheet. Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash. Edouard Beaudette is to implement and manage the Company’s strategy, plan and executed product launch. No shares have been issued and no cash has been paid during the six months ended June 30, 2022. The Company has incurred $85,000 of stock-based compensation during the six months ended June 30, 2022.

NOTE 7 – SHORT TERM LIABILITIES

As of June 30, 2022, and December 31, 2021, short term debt was comprised of the following:

	Original	Original	Due	Interest	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	2022	2021
Carolyn Hamburger (past maturity)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Total short-term liabilities					$110,000	$110,000
Accrued interest					$32,048	$29,682

Carolyn Hamburger

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of June 30, 2022, and December 31, 2021, the note had a principal balance of $100,000. Accrued interest totaled $20,800 and $19,177, as of June 30, 2022, and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company paid $3,336 of interest in cast and incurred $4,959 of interest. This note is currently past maturity, but no notice of default has been received by the Company as of June 30, 2022.

Doris Notter

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of June 30, 2022, and December 31, 2021, the note had a principal balance of $10,000 and accrued interest of $11,248 and 10,505, respectively. No payment was made during the six months ended June 30, 2022. This note is currently past maturity, but no notice of default has been received by the Company as June 30, 2022.

NOTE 8 – PREFERRED STOCK

On March 2, 2020, the Company filed an amendment to the Oklahoma Certificate of Designation to increase the Series A Convertible Preferred Stock, with a par value of $0.0001 to 20,000,000 shares authorized. The Company’s preferred stock at June 30, 2022, consisted of 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share.

As of June 30, 2022, and December 31, 2021, 6,667,052 and 6,889,410 shares of Series A Preferred Stock were issued and outstanding and 1,000 of Series B Preferred Stock were issued and outstanding, respectively.

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

For the six months ended June 30, 2022

During the six months ended June 30, 2022, 230,358 shares of Series A Preferred stock were converted to 2,195,842,779 shares of common stock in accordance with the conversion terms. This resulted in the recognition of $1,515,140 of non-cash loss from conversion of Series A Preferred Stock into common stock for the six months ended June 30, 2022.

For the six months ended June 30, 2021

During the six months ended June 30, 2021, the Company converted 330,650 Series A preferred stock into 57,085,190 shares of common stock, in accordance with the conversion terms. This resulted in the recognition of $1,197,756 of non-cash loss from conversion of Series A Preferred Stock into common stock for the six months ended June 30, 2021.

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

On April 1, 2021, the Company entered into a contractor agreement with Daren Correll to develop and manage the company’s sales and marketing strategy. The Company has agreed to pay Mr. Correll a monthly fee of $14,000, of which, $4,000 will be in paid cash and $10,000 will be issued in Preferred Series A stock. In addition, the Company agreed to compensate Mr. Correll for services rendered prior to the date of the agreement. On May 25, 2021, the Company issued 4,400 shares of Preferred Series A stock valued at $44,000 and will also pay $10,000 in cash to for services provided prior to April 1, 2021. The Company has accrued $60,000 for compensation payable in Series A preferred stock. The contractor agreement can be terminated by either party at any time with or without cause upon 30 days’ notice.

On May 1, 2021, the Company entered into a service agreement with Integrity Media, Inc. to provide investor relations services to the company. Pursuant the agreement, the Company issued 8,400 shares of Series A Preferred stock to Integrity Media, Inc., valued at $84,000, and paid a monthly fee of $4,000 from the period of May 1, 2021, to November 1, 2021, being the term of the agreement.

During the six months ended June 30, 2021, an aggregate amount of 12,502,500 of Series A was returned to Treasury pursuant to a cancellation agreement.

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

On March 2, 2020, Justin Gonzalez was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020. There was no activity during the six months ended June 30, 2022.

NOTE 9 – COMMON STOCK

The Company’s common stock at June 30, 2022, consisted of 30,000,000,000 authorized common shares, 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share. On March 3, 2022, the Company filed an amended Certificate of incorporation with the Secretary of State of Oklahoma to increase the authorized common shares to 30,000,000,000.

As of June 30, 2022, and December 31, 2021, there were 2,596,354,361 and 400,511,582 shares of common stock issued and outstanding, respectively.

For the six months ended June 30, 2022

During the six months ended June 30, 2022, 230,358 shares of Series A Preferred stock were converted to 2,195,842,779 shares of common stock in accordance with the conversion terms.

For the six months ended June 30, 2021

During the six months ended June 30, 2021, 330,650 shares of Series A Preferred stock were converted to 57,085,190 shares of common stock in accordance with the conversion terms.

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

The accrued wages and accrued salary totaled $417,460 and $336,232 as of June 30, 2022, and December 31, 2021, respectively.

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

The accrued wages and accrued salary totaled $205,303 and $124,303 as of June 30, 2022, and December 31, 2021, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company converted 16,800 Series A preferred stock into 503,333,331 shares of common stock, in accordance with the conversion terms.

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

Results of Operations for the Six Months Ended June 30, 2022, and 2021

	For the Six Months ended June 30,
	2022	2021	Change ($)	Change (%)

Revenue	$34,434	$37,049	(2,615)	(7.0)%
Cost of revenue	12,514	16,952	4,438	26.2%
Gross profit	21,920	20,097	1,823	9.0%

Operating expenses	1,137,796	3,939,512	2,801,716	71.1%

Loss from operations	(1,115,876)	(3,919,416)	2,803,540	71.5%

Other income (expense)	(2,687,955)	628,223	(3,316,178)	(527.8)%

Net loss	$(3,803,831)	$(3,291,193)	$(512,638)	(15.6)%

Revenue

Revenue decreased by $2,615 or 7% from the previous year to $34,434 during the six months ended June 30, 2022, compared to $37,049 during the previous period. The decrease is not considered material but the Company continues to recover from the negative impact of the COVID-19 outbreak in March 2020.

Cost of Revenue

The Company’s cost of revenue was $12,514 for the six months ended June 30, 2022, a decrease of $4,438 or approximately 26.2%, compared to $16,952 for the six months ended June 30, 2021. The decrease in cost of revenue is due to improved productivity and reduced costs.

Operating Expenses

Operating expenses were $1,137,796 for the six months ended June 30, 2022, a decrease of $2,801,716 or 71.1% compared to $3,939,512 for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in share-based compensation expense by approximately $2,794,000 resulting from the fair value of shares of common stock issued to our Chief Executive Officer and Chief Operating Officer pursuant to their respective employment agreements and the issuance of shares of common stock and Series A Preferred stock pursuant to the asset purchase agreement with Matrix Of Life Tech Trust.

Other Expense

Other expense for the six months ended June 30, 2022, was $2,687,955, compared to other income of $628,223 for the six months ended June 30, 2021.

Other expense for the six months ended June 30, 2022, consisted of $359,208 of expense resulting from the change in fair value of derivatives, $813,607 of interest expense, and $1,515,140 of loss on Series A Preferred Stock conversion to common stock.

Other income for the six months ended June 30, 2021, consisted of $2,179,818 of income resulting from the change in fair value of derivatives, $416,050 of interest expense, and $1,197,756 of loss on Series A Preferred Stock conversion to common stock and $62,211 gain on conversion.

Net Loss

Net loss for the six months ended June 30, 2022, was $3,803,831, compared to a net loss of $3,291,193 for the six months ended June 30, 2021. The increase in our net loss resulted from the changes outlined above.

Results of Operations for the Three Months Ended June 30, 2022, and 2021

	For the Three Months ended June 30,
	2022	2021	Change ($)	Change (%)

Revenue	$8,983	$16,813	(7,830)	(46.6)%
Cost of revenue	4,229	4,838	609	12.6%
Gross profit	4,754	11,976	(7,222)	(60.3)%

Operating expenses	531,263	3,566,864	3,035,601	85.1%

Loss from operations	(526,509)	(3,554,888)	3,028,379	85.2%

Other income (expense)	1,290,213	(340,251)	1,630,464	479.2%

Net Income (loss)	$763,704	$(3,895,139)	$4,658,843	119.6%

Revenue

Revenue decreased by $7,830 or 46.6% from the previous year to $8,983 during the three months ended June 30, 2022, compared to $16,813 during the previous period. The decrease was due to the continuing negative impact of the COVID-19 outbreak in March 2020.

Cost of Revenue

The Company’s cost of revenue was $4,229 for the three months ended June 30, 2022, a decrease of $609 or approximately 12.6%, compared to $4,838 for the three months ended June 30, 2021. The decrease in cost of revenue is not considered material.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, and 2021, were $531,263 and $3,566,864, respectively. The decrease was primarily attributable to a decrease in share-based compensation expense by approximately $2,969,000 resulting from the fair value of shares of common stock issued pursuant to consulting agreements.

Other Income - Expense

Other income for the three months ended June 30, 2022, was $1,290,213, compared to other expense of $340,251 for the three months ended June 30, 2021.

Other income for the three months ended June 30, 2022, consisted of $2,120,071 of income resulting from the change in fair value of derivatives, $445,313 of interest expense, and $384,545 of loss on Series A Preferred Stock conversion to common stock.

Other expense for the three months ended June 30, 2021, consisted of $275,530 of income resulting from the change in fair value of derivatives, $190,169 of interest expense, and $487,823 of loss on Series A Preferred Stock conversion to common stock and 62,211 of gain from debt conversion.

Net Loss

Net gain for the three months ended June 30, 2022, was $763,704, compared to a net loss of $3,895,139 for the three months ended June 30, 2021. The increase in our net loss resulted from the changes outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of June 30, 2022, and December 31, 2021, was as follows:

	June 30, 2022	December 31, 2021
Current Assets	$46,285	$127,104
Current Liabilities	$70,998,335	$71,626,880
Working Capital Deficit	$(70,952,050)	$(71,499,776)

The overall working capital deficit decreased from $71,499,776 at December 31, 2021, to $70,952,050 at June 30, 2022. The current liabilities primarily consist of loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The increase in working capital deficit is mainly attributable to an increase in the fair value of the derivative liability and the conversion of Series A Preferred Stock to common stock during the six months ended June 30, 2022.

The following is selected information from the statements of cash flow for the six months ended June 30, 2022, and 2021:

	June 30,	June 30,
	2022	2021
Cash used in Operating Activities	$(253,151)	$(421,951)
Cash used in Investing Activities	$(14,914)	$(36,831)
Cash provided by Financing Activities	$245,394	$473,864
Net (decrease) Increase in Cash During Period	$(22,671)	$15,082

Going Concern

Since January 1, 2022, and through June 30, 2022, the Company has raised approximately $0.2 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Our cash on hand at June 30, 2022 was less than $1,000. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Off-balance Sheet Arrangements

During the period ended June 30, 2022, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of June 30, 2022, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of June 30, 2022, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, the Company issued an aggregate of 2,195,842,779 shares of common stock pursuant to the conversion of 230,358 Series A Preferred stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1** 101

Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from the Company’s Quarterly report for the period ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL).

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

Signature	Title	Date

/s/ Justin Gonzalez	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	August 2, 2022
Justin Gonzalez	(Principal Executive, Financial and Accounting Officer)