Form 10-Q
period 2022-09-30
Boon Industries, Inc.
filed 2022-11-14
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 14, 2022, the registrant had 3,329,687,693 shares of common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Boon Industries, Inc.

Consolidated Balance Sheets
As of September 30, 2022 (unaudited), and December 31, 2021

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$176	$23,360
Accounts receivable	—	16,693
Inventory	13,688	8,403
Prepaid expenses and other assets	23,648	78,648
Total Current Assets	37,512	127,104

Property and equipment, net	91,171	88,264
Capitalized licensing fees, net	1,575,000	2,025,000

TOTAL ASSETS	$1,703,683	$2,240,368

LIABILITIES
Current Liabilities:
Accounts payable	$288,528	$113,298
Convertible notes payable, net of discount	150,000	949,063
Loans payable	2,487,314	110,000
Accrued interest	79,380	135,057
Derivative liability	358,297	928,198
Related party liabilities	28,998	497,168
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 6,667,867 and 6,889,410 shares issues and outstanding at September 30, 2022, and December 31, 2021, respectively	66,678,670	68,894,100
Total Current Liabilities	70,071,187	71,626,884

Related party Liabilities	250,000	—
Total Non-Current Liabilities	250,000	—

Total Liabilities	70,321,187	71,626,884

Commitments and contingencies (note 10)

STOCKHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at September 30, 2022, and December 31, 2021	—	—
Common stock, $0.0001 par value; 30,000,000,000 shares authorized 3,329,687,693 and 400,511,582 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively.	332,969	40,051
Stock Payable	500,000	250,000
Additional paid in capital	(54,654,632)	(58,490,434)
Accumulated deficit	(14,795,841)	(11,186,133)
Total Stockholders’ Deficit	(68,617,504)	(69,386,516)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,703,683	$2,240,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022, and 2021
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$—	$19,955	$34,434	$57,004
Cost of sales	—	7,823	12,514	24,775
Gross profit	—	12,132	21,920	32,229

Operating expenses
General and administrative	68,505	138,244	336,040	428,562
Stock-based compensation	85,000	—	375,000	3,084,000
Professional fees	21,859	21,186	113,365	99,824
Licensing fees	150,000	150,000	450,000	450,000
Salaries and wages	285,333	90,500	466,333	271,500
Depreciation	4,252	2,837	12,007	8,393
Total operating expenses	614,949	402,767	1,752,745	4,342,279

Loss from operations	(614,949)	(390,635)	(1,730,825)	(4,310,050)

Other income (expense)
Gain on settlement of debt	2,160,125	12,556	2,160,125	74,767
Change in fair value of derivative liability	(880,189)	(491,824)	(1,239,397)	1,687,994
Loss on Series A conversion	(73,000)	(430,756)	(1,588,140)	(1,628,511)
Interest expense, net	(397,864)	(308,041)	(1,211,471)	(724,092)
Other income (expense)	809,072	(1,218,065)	(1,878,883)	(589,842)

Income (Loss) before income taxes	194,123	(1,608,700)	(3,609,708)	(4,899,892)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$194,123	$(1,608,700)	$(3,609,708)	$(4,899,892)

Basic and diluted net income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.05)
Weighted average common share outstanding, basic and diluted:	3,196,716,679	168,646,804	2,036,897,877	95,982,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Consolidated Statement of Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2022, and 2021
(Unaudited)

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	—	$—	1,000	$—	400,511,582	$40,051	$(58,490,434)	250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,037,674,922	103,768	2,668,797	—	—	2,772,565
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	—	—	(4,567,535)	(4,567,535)
Balance at March 31, 2022	—	$—	1,000	$—	1,438,186,504	$143,819	$(55,821,637)	400,000	$(15,753,668)	$(71,031,486)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,158,167,857	115,817	930,338	—	—	1,046,155
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	90,000	—	90,000
Net loss	—	—	—	—	—	—	—	—	763,704	763,704
Balance at June 30, 2022	—	$—	1,000	$—	2,596,354,361	$259,636	$(54,891,299)	490,000	$(14,989,964)	$(69,131,627)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	733,333,332	73,333	236,667	—	—	310,000

Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	60,000	—	60,000

Settlement of related party payable	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	—	—	—	194,123	194,123
Balance at September 30, 2022	—	—	1,000	$—	3,329,687,693	$332,969	$(54,654,632)	$500,000	$(14,795,841)	$(68,617,504)

For the Three and Nine Months Ended September 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Amount	Stock Payable	Accumulated Deficit	Total Shareholders’ Deficit
Balance December 31, 2020	—	$—	1,000	$—	42,072,603	$4,207	$(191,388,001)	$—	$(5,316,107)	$(196,699,901)

Preferred stock cancelled	—	—	—	—	—	—	125,025,000	—	—	125,025,000
Shares of common stock issued pursuant to conversion of preferred stock	—	—	—	—	15,092,546	1,509	2,450,343	—	—	2,451,852
Net Income	—	—	—	—	—	—	—	—	603,947	603,947
Balance March 31, 2021	—	$—	1,000	$—	57,165,149	$5,716	$(63,912,658)	$—	$(4,712,160)	$(68,619,102)

Shares of common stock issued pursuant to conversion of preferred stock	—	—	—	—	41,992,644	4,200	2,048,203	—	—	2,052,403
Preferred stock issued and issuable pursuant to consulting agreements	—	—	—	—	—	—	—	30,000	—	30,000
Shares issued pursuant to salary conversion	—	—	—	—	1,868,756	187	109,323	—	—	109,510
Net loss	—	—	—	—	—	—	—	—	(3,895,139)	(3,895,139)
Balance June 30, 2021	—	$—	1,000	$—	101,026,549	$10,103	$(61,755,132)	$30,000	$(8,607,299)	$(70,322,328)

Shares of common stock issued pursuant to conversion of preferred stock	—	—	—	—	116,668,872	11,667	1,563,229	—	—	1,574,896
Preferred stock issuable pursuant to consulting agreement	—	—	—	—	—	—	—	30,000	—	30,000
Common stock issued pursuant to debt conversion	—	—	—	—	5,647,615	565	70,595	—	—	71,160
Net loss	—	—	—	—	—	—	—	—	(1,608,700)	(1,608,700)
Balance September 30, 2021	—	$—	1,000	$—	223,343,036	$22,335	$(60,121,308)	$60,000	$(10,215,999)	(70,254,972)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Boon Industries, Inc.

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(3,609,708)	$(4,899,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,007	8,393
Amortization of convertible debt discount	610,757	300,556
Gain on debt conversion	(2,160,125)	(74,767)
Amortization capitalized license fees	450,000	450,000
Fair value of Preferred stock issued with licensing agreements	200,000	—
Change in fair value of derivative liability	1,239,397	(1,687,994)
Stock-based compensation	375,000	3,188,000
Non-cash interest expense	419,168	338,017
Loss on Series A conversion	1,588,140	1,628,511
Decrease (increase) in operating assets and liabilities
Accounts receivable	16,693	(11,245)
Inventory	(5,285)	6,889
Prepaid and other assets	—	128
Accounts payable and accrued liabilities	175,230	9,438
Related party liabilities	279,896	290,121
Accrued interest	155,166	60,434
Net cash used in operating activities	(253,664)	(393,411)

Cash flows from investing activities:
Acquisition of property & equipment	(14,914)	(5,614)
Net cash used in investing activities	(14,914)	(5,614)

Cash flows from financing activities:
Proceeds from convertible debt	245,394	416,000
Related party liabilities	—	(18,448)
Net cash provided by financing activities	245,394	397,552

Net increase in cash	(23,184)	(1,473)

Cash, beginning of period	23,360	7,192
Cash, end of period	$176	$5,719

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$3,336	$—
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Original debt discount conversion feature	$515,356	$298,124
Conversion of debt to common stock	$—	$71,160
Conversion of salary into common stock	$—	$109,509
Preferred stock issued pursuant to consulting agreement	$—	$3,188,000
Preferred stock cancelled and returned to treasury	$—	$1,250
Preferred stock converted to common stock	$—	$17,375
Common stock issued pursuant to conversion Series A	$—	$6,079,152

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

Business Acquisition

On October 1, 2022, the Company entered into a share exchange agreement, with Cal Care Group, Inc. (“Cal Care”), and William Reed, as the sole shareholder of Cal Care (the “Share Agreement”). Cal Care is a licensed delivery and distribution company with locations in Southern and Northern California. The Share Agreement provides for the acquisition by the Company of all of the outstanding shares of Cal Care from Mr. Reed, who is also the Company’s Chairman and Chief Executive Officer, in consideration of the issuance to Mr. Reed of 500,000 shares of the Company’s Series A Preferred Stock. The consideration was not exchanged as of September 30, 2022.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2022, the Company’s current liabilities exceeded its current assets by approximately $70 million. The Company has recorded a net loss of $3,609,708 for the nine months ended September 30, 2022, has negative cash flow from operations of approximately $253,664, has an accumulated deficit of $14.8 million as of September 30, 2022, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of assets.

■	Deferred income taxes and related valuation allowance.

■	Impairment of finite-life intangible.

■	Obsolescence of inventory

■	Stock-based compensation using the Black Scholes option pricing model.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2022, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable. inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities and loans payable approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at September 30, 2022, and December 31, 2021.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of September 30, 2022, and December 31, 2021:

	Fair Value Measurements at September 30, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$—	$—	$358,297	$358,297
Total	$—	$—	$358,297	$358,297

	Fair Value Measurements at December 31, 2021, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$—	$—	$928,198	$928,198
Total	$—	$—	$928,198	$928,198

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2022:

Derivative
Liability
Balance December 31, 2021	$928,198

Issuance of convertible debt	934,523
Modification/extinguishment of debt	(2,743,821)
Change in estimated fair value	1,239,397

Balance September 30, 2022	$358,297

Derivative Liability

The Company issued series of debentures during the nine months ended September 30, 2022, which contained variable conversion rates that triggered derivative liability accounting. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

September 30, 2022

Expected term	1 – 6 months
Exercise price	$0.00018-$0.00206
Expected volatility	142%-281%
Expected dividends	None
Risk-free interest rate	0.17%-3.95%
Forfeitures	None

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

During the nine months ended September 30, 2022, and 2021, the Company recognized $34,434 and $57,004 of revenue, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2022.

Capitalized licensing fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three and nine months ended September 30, 2022, and 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized licensing fees over the five-year term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2022, and 2021, there were no impairment losses recognized for long-lived assets.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of September 30, 2022, and December 31, 2021. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable. The Company recognized $3,150 of bad debt expense during the nine months ended September 30, 2022.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022, and December 31, 2021:

	September 30,	December 31,
	2022	2021
Emulsification equipment	$163,651	$155,614
Leasehold improvements	6,877	—
Truck	10,000	10,000
	180,528	165,614
Less accumulated depreciation	(89,357)	(77,350)
	$91,171	$88,264

Depreciation expense was approximately $12,007 and $8,393 for the nine months ended September 30, 2022, and 2021, respectively.

During the nine months ended September 30, 2022, and 2021 the Company capitalized $14,914 and $5,614 of property and equipment, respectively.

NOTE 4 – INTANGIBLE, NET

On May 13, 2020, we entered into an exclusive distribution and licensing agreement with C Group LLC, also a convertible notes holder, under which we intend to sell indoor agricultural growing pods utilizing C-Group’s proprietary technology to our existing and future customers. The growing pods are a self-contained 800 sq ft steel container consisting of computerized climate and irrigation control. Pursuant to this agreement, we issued 300,000 shares of our Series A Preferred Stock to Anthony Super, the President of C Group LLC.

Intangible consisted of the following at September 30, 2022, and December 31, 2021:

	September 30,	December 31,
	2022	2021
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000

Gross Amount Capitalized Licensing fees	3,000,000	3,000,000
Less accumulated depreciation	(1,425,000)	(975,000)
	$1,575,000	$2,025,000

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $450,000 for the nine months ended September 30, 2022, and 2021.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2022, and December 31, 2021, notes payable are comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
C Group #1 (past maturity)	20,000	3/04/2021	3/04/2022	10%	Variable	—	20,000
C Group #2 (past maturity)	35,000	3/09/2021	3/09/2022	10%	Variable	—	35,000
C Group #3 (past maturity)	35,000	4/05/2021	4/05/2022	10%	Variable	—	35,000
C Group #4 (past maturity)	35,000	4/15/2021	4/15/2022	10%	Variable	—	35,000
C Group #5 (past maturity)	35,000	4/21/2021	4/21/2022	10%	Variable	—	35,000
C Group #6 (past maturity)	35,000	6/01/2021	6/01/2022	10%	Variable	—	35,000
C Group #7(past maturity)	35,000	6/14/2021	6/14/2022	10%	Variable	—	35,000
Optempus #1 (past maturity)	40,000	6/02/2020	6/02/2021	22%	Variable	—	40,000
Optempus #2 (past maturity)	20,000	7/10/2020	7/10/2021	22%	Variable	—	20,000
Optempus #3 (past maturity)	45,000	8/31/2020	8/31/2021	12%	Variable	—	45,000
Optempus #4 (past maturity)	25,000	10/06/2020	10/6/2021	10%	Variable	—	25,000
Optempus #5 (past maturity)	20,000	11/09/2020	11/9/2021	10%	Variable	—	20,000
Optempus #6 (past maturity)	30,000	11/16/2020	11/16/2021	10%	Variable	—	30,000
Optempus #7 (past maturity)	15,000	12/17/2020	12/17/2021	10%	Variable	—	15,000
Optempus #8 (past maturity)	64,000	1/14/2021	1/14/2022	10%	Variable	—	64,000
Optempus #9 (past maturity)	40,000	1/21/2021	1/21/2022	10%	Variable	—	40,000
Optempus #10 (past maturity)	50,000	2/06/2021	2/06/2022	10%	Variable	—	50,000
Optempus #11 (past maturity)	15,000	2/12/2021	2/12/2022	10%	Variable	—	15,000
Maguire #1 (past maturity)	25,000	6/25/2021	6/25/2022	10%	Variable	—	25,000
Maguire #2	90,000	11/2/2021	11/02/2022	10%	Variable	—	90,000
Maguire #3	40,000	11/26/2021	11/26/2022	10%	Variable	—	40,000
Maguire #4	25,000	12/09/2021	12/09/2022	10%	Variable	—	25,000
Maguire #5	25,000	12/18/2021	12/18/2022	10%	Variable	—	25,000
Maguire #6	35,000	1/12/2022	1/12/2023	10%	Variable	—	—
Maguire #7	44,381	1/27/2022	1/27/2023	10%	Variable	—	—
Maguire #8	33,012	2/21/2022	2/21/2023	10%	Variable	—	—
Maguire #9	12,000	3/14/2022	3/14/2023	10%	Variable	—	—
Maguire #10	55,000	3/30/2022	3/30/2023	10%	Variable	—	—
Maguire #11	60,000	4/14/2022	4/14/2023	10%	Variable	—	—
Maguire #12	30,000	5/9/2022	5/9/2023	10%	Variable	—	—
Maguire #13	30,000	5/26/2022	5/26/2023	10%	Variable	—	—
Maguire #14	30,000	8/1/2022	8/1/2023	10%	Variable	—	—
Direct Cap #1	35,000	7/19/2021	7/19/2022	10%	Variable	—	35,000
Direct Cap #2	35,000	7/22/2021	7/22/2022	10%	Variable	—	35,000
Direct Cap #3	35,000	8/05/2021	8/05/2022	10%	Variable	—	35,000
Direct Cap #4	35,000	8/16/2021	8/16/2022	10%	Variable	—	35,000
Direct Cap #5	35,000	8/23/2021	8/23/2022	10%	Variable	—	35,000
Direct Cap #6	65,000	10/13/2021	10/13/2022	10%	Variable	—	65,000
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
						$150,000	$1,189,000
Debt discount						—	(239,937)
Notes payable, net of discount						$150,000	$949,063

Accrued interest						$44,443	$105,374

During the nine months ended September 30, 2022, the Company received $245,394 in cash for the issuance of eight (8) convertible notes, net of $59,000 of original issuance discount and deferred financing costs for total principal of $299,394. The Company entered into one convertible note for aggregate principal of $30,000 and carrying a $5,000 original issue discount, of which $5,000 was used to pay the Company’s account payable. $20,000 still remains unfunded as of September 30, 2022

The Company amortized to interest expense approximately $128,293 of original issuance discount and deferred financing costs during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company recognized approximately $149,900 of interest on the existing promissory notes.

On September 30, 2022, the Company executed an interest-free non-convertible promissory note with Maguire and Associates LLC in the amount of $1,008,920 in exchange for $834,000 of convertible notes principal, of which $230,000 related to the C-Group convertible notes, $240,000 related to all of the Direct Cap convertible notes and $364,000 related to all of the Optempus convertible notes.

On September 30, 2022, the Company executed an interest-free non-convertible promissory note with Maguire and Associates LLC in the amount of $1,368,394 in exchange for all of the Maguire for total principal amount of $534,394.

The Company reviewed the guidance per ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different as of September 30, 2022, and, accounted for the transaction as a debt extinguishment. The gain is recognized equal to the difference between the net carrying amount of the original debt and the fair value of the modified debt instrument. The extinguishment of the existing notes resulted in the recognition of approximately $1.7 million in gain on extinguishment of debt in the consolidated statement of operations in the nine months ended September 30, 2022

Below is the summary of the convertible notes issued during the nine months ended September 30, 2022:

Maguire & Associates LLC

On January 12, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #6”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 12, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On January 27, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #7”), of which $37,381 was received in cash and $7,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 27, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On February 21, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #8”), of which $28,012 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on February 21, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On March 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #9”), of which $10,000 was received in cash and $2,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On March 30, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #10”), of which $45,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 30, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. The Company used $45,000 of the net proceeds to pay for the Company’s corporate expenses. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On April 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #11”), of which $50,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on April 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On May 9, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #12”), of which $25,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on May 9, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On May 26, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #13”), of which $25,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on May 26, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

On August 1, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #14”) in the principal amount of $30,000, for net proceeds of $25,000 and carrying a $5,000 original issue discount. The note holder directly pay $5,000 of open accounts payable and $20,000 has not yet been funded. The note bears interest of 10%, matures on August 1, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. As of September 30, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0. On September 30, 2022, the note, along with all of the Maguire notes, was converted into an interest-free promissory note in the amount of $1,368,394 (see note 7).

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. William Reed, newly appointed Chief Executive Officer, President, Secretary and Chairman of the Board

On September 7, 2022, the Board of Directors of the Company appointed William J. Reed to serve as the Chairman of the Board and Chief Executive Officer, President, and Secretary.

In connection with his appointment, Mr. Reed entered into an employment agreement with the Company with a one-year term, pursuant to which Mr. Reed will be paid an annual salary of $200,000, which may be paid by the issuance of shares of the Company’s Series A Preferred Stock, and issued $150,000 of shares of the Company’s Series A Preferred Stock.

During the nine months ended September 30, 2022, the Company accrued wages of $16,667 and paid $0 of accrued compensation.

Mr. Justin Gonzalez, former Chief Executive Officer, President, Secretary, Treasurer, and Director and newly appointed Chief Operating Officer

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

During the nine months ended September 30, 2022, the Company accrued wages of $141,667 and interest of $15,731 and paid $18,771 of accrued compensation.

The balance of accrued interest is $0 and $20,342 as of September 30, 2022, and December 31, 2021, respectively. The balance of accrued compensation is $250,000 and $336,232 as of September 30, 2022, and December 31, 2021, respectively.

On September 7, 2022, the Company executed a resignation and settlement agreement, under which the Company agrees to pay Mr. Gonzalez $250,000 on or prior to August 29, 2023, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid wages. This resulted in a gain on debt extinguishment of $242,777

On September 7, 2022, Justin Gonzalez resigned from his positions as the Company’s Chief Executive Officer, President, and Secretary. Mr. Gonzalez will continue to serve as a director of the Company and has been appointed to serve as the Company’s Chief Operating Officer. In connection with his appointment as Chief Operating Officer, Mr. Gonzalez entered into an employment agreement with the Company with a one-year term, pursuant to which Mr. Gonzalez will be (i) paid an annual salary of $100,000, which may be paid by the issuance of shares of the Company’s Series A Preferred Stock, and (ii) issued $50,000 of shares of the Company’s Series A Preferred Stock. Refer to the settlement agreement below.

Under the new employment agreement, the balance of accrued compensation is $8,333 and $0 as of September 30, 2022, and December 31, 2021, respectively.

Mr. Eric Watson, former Chief Operating Officer, and Director

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

During the nine months ended September 30, 2022, the Company accrued wages of $108,000 and interest of $7,312 and paid $0 of accrued compensation.

The balance of accrued interest is $0 and $10,675 as of September 30, 2022, and December 31, 2021, respectively. The balance of accrued compensation is $0 and $124,303 as of September 30, 2022, and December 31, 2021, respectively.

On September 7, 2022, Eric Watson resigned from his positions as a director of the Company and as its Chief Operating Officer. On September 7, 2022, the Company executed a resignation and settlement agreement, under which the Company agrees to pay Mr. Watson $125,150 of shares of the Company’s Series A preferred stock to satisfy accrued obligations owed to him in the amount of $250,290 for unpaid wages and accrued interest. The Company has agreed to repurchase the shares of Series A preferred stock by August 29, 2021. In the event of a default by the Company to Mr. Watson, the settlement amount will increase by 200% and begin to accrue interest at the rate of 10% per annum. This resulted in a gain on debt extinguishment of $125,140.

Johann Loewen, former Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of September 30, 2022, but the liability is recorded as stock payable in the Company’s balance sheet. The Company has incurred $35,417 of stock-based compensation during the nine months ended September 30, 2022. On September 7, 2022, the Company executed a resignation and settlement agreement, under which the Company agrees to pay Mr. Watson $3,140 on or prior to March 1, 2023, to satisfy unpaid consulting fees owed to him in the amount of $53,140, of which $50,000 relates to the 5,000 shares of Series A previously issued. As a result, the Company recognized $50,000 as gain on debt on extinguishment.

In the event the Company fails to pay the settlement amount when due, such amount will increase by 200 percent and begin to accrue interest at the rate of 10% per annum

Edouard Beaudette, former Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of September 30, 2022, but the liability is recorded as stock payable in the Company’s balance sheet. Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash.

Edouard Beaudette is to implement and manage the Company’s strategy, plan and executed product launch. No shares have been issued and no cash has been paid during the nine months ended September 30, 2022. The Company has incurred $119,583 of stock-based compensation during the nine months ended September 30, 2022.

On August 3, 2022, Edouard Beaudette submitted a letter of resignation to the Company, resigning as a director of the Company and as its Chief Strategic Officer, effective September 3, 2022.

Settlement agreement

The Company also entered into a Resignation and Settlement Agreement with Messrs. Gonzalez, Watson and Loewen under which all prior agreements between each of them and the Company were terminated, and under which:

■	The Company will pay Mr. Gonzalez $250,000 on or prior to August 29, 2024, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid wages. In the event the Company fails to pay the settlement amount when due, such amount will increase by 200% and begin to accrue interest at a rate of 10% per annum.

■	The Company issue Mr. Watson $125,150 of shares of the Company’s Series A preferred stock to satisfy accrued obligations owed to him in the aggregate amount of $250,290 for unpaid wages. The Company has agreed to repurchase the shares of Series A Preferred Stock by August 29, 2024. In the event of a default by the Company to Mr. Watson, the settlement amount will increase by 200% and begin to accrue interest at the rate of 10% per annum.

■	The Company will pay Mr. Loewen $3,140 on or prior to March 1, 2023, to satisfy unpaid consulting fees owed to him in the amount of $53,140. In the event the Company fails to pay the settlement amount when due, such amount will increase by 200% and begin to accrue interest at the rate of 10% per annum.

NOTE 7 – SHORT TERM LIABILITIES

As of September 30, 2022, and December 31, 2021, short term debt was comprised of the following:

	Original	Original	Due	Interest	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	2022	2021
Carolyn Hamburger (past maturity)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Maguire & Associate	1,008,919	9/30/2022	12/31/2022	0%	1,008,920	—
Maguire & Associate	1,368,394	9/30/2022	12/31/2022	0%	1,368,394	—
Total short-term liabilities					$2,487,314	$110,000
Accrued interest					$34,947	$29,682

Carolyn Hamburger

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of September 30, 2022, and December 31, 2021, the note had a principal balance of $100,000. Accrued interest totaled $23,321 and $19,177, as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company paid $3,336 of interest in cast and incurred $7,479 of interest. This note is currently past maturity, but no notice of default has been received by the Company as of September 30, 2022.

Doris Notter

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of September 30, 2022, and December 31, 2021, the note had a principal balance of $10,000 and accrued interest of $11,626 and 10,505, respectively. No payment was made during the nine months ended September 30, 2022. This note is currently past maturity, but no notice of default has been received by the Company as September 30, 2022.

Maguire and Associates Inc. #1

On September 30, 2022, Maguire and Associates Inc. converted all of the outstanding convertible notes from Optempus Investments LLC, Direct Capital Group, Inc., and C Group LLC for a total principal balance of $834,000 with the issuance of a non-interest promissory note in the amount of $1,008,920 with a maturity date of December 31, 2022 (see note 5). The note is secured with $1,100,000 of Preferred Series A with a stated value of $10 per share or 110,000 shares of Preferred Series A.

Maguire and Associates Inc. #2

On September 30, 2022, the Company executed a debt settlement agreement with Maguire & Associates, LLC, a holder of convertible notes in the aggregate principal amount of $1,368,394. Maguire accepted to cancel all of the convertible notes, inclusive of the principal and all accumulated interest and penalties in exchange for an interest free promissory note in the amount of $1,368,394. The principal is due on December 31, 2022 (“Due date”). The promissory note will be secured by 200,000 Shares of Preferred Series A with a stated value of $2,000,000. The secured Series A preferred stock will be fully earned if the Company fails to repay the promissory note at its due date. The Company may prepay the promissory note without any penalties.

NOTE 8 – PREFERRED STOCK

On March 2, 2020, the Company filed an amendment to the Oklahoma Certificate of Designation to increase the Series A Convertible Preferred Stock, with a par value of $0.0001 to 20,000,000 shares authorized. The Company’s preferred stock at September 30, 2022, consisted of 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share.

As of September 30, 2022, and December 31, 2021, 6,667,867 and 6,889,410 shares of Series A Preferred Stock were issued and outstanding and 1,000 of Series B Preferred Stock were issued and outstanding, respectively.

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

For the nine months ended September 30, 2022

During the nine months ended September 30, 2022, 332,944 shares of Series A Preferred stock were converted to 2,929,176,111 shares of common stock in accordance with the conversion terms. This resulted in the recognition of $1,588,140 of non-cash loss from conversion of Series A Preferred Stock into common stock for the nine months ended September 30, 2022.

For the nine months ended September 30, 2021

During the nine months ended September 30, 2021, the Company converted 445,064 Series A preferred stock into 173,754,062 shares of common stock, in accordance with the conversion terms. This resulted in the recognition of $1,628,511 of non-cash loss from conversion of Series A Preferred Stock into common stock for the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, an aggregate amount of 12,502,500 of Series A was returned to Treasury pursuant to a cancellation agreement.

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

On March 2, 2020, Justin Gonzalez was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020. There was no activity during the nine months ended September 30, 2021.

NOTE 9 – COMMON STOCK

The Company’s common stock at September 30, 2022, consisted of 30,000,000,000 authorized common shares, 20,000,000 authorized Series A preferred shares, and 1,000 Series B preferred shares, all with a par value of $0.0001 per share. On March 3, 2022, the Company filed an amended Certificate of incorporation with the Secretary of State of Oklahoma to increase the authorized common shares to 30,000,000,000.

As of September 30, 2022, and December 31, 2021, there were 3,329,687,693 and 400,511,582 shares of common stock issued and outstanding, respectively.

For the nine months ended September 30, 2022

During the nine months ended September 30, 2022, 332,944 shares of Series A Preferred stock were converted to 2,929,176,111 shares of common stock in accordance with the conversion terms.

For the nine months ended September 30, 2021

During the nine months ended September 30, 2021, 445,064 shares of Series A Preferred stock were converted to 173,754,062 shares of common stock in accordance with the conversion terms.

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

Employment Agreements with Management

William Reed, newly appointed Chief Executive Officer, President, Secretary and Chairman of the Board

On September 7, 2022, the Board of Directors of the Company appointed William J. Reed to serve as the Chairman of the Board of the Company and as its Chief Executive Officer, President, and Secretary. In connection with his appointment as Chairman and Chief Executive Officer, Mr. Reed entered into an employment agreement with the Company with a one-year term, pursuant to which Mr. Reed will be paid an annual salary of $200,000, which may be paid by the issuance of shares of the Company’s Series A Preferred Stock, and issued $150,000 of shares of the Company’s Series A Preferred Stock. The Company issued 15,000 Series A preferred stock for total fair value of $150,000 during the nine months ended September 30, 2022.

Mr. Justin Gonzalez, Former Chief Executive Officer, President, Secretary, Treasurer, and Director

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

The accrued wages and accrued salary totaled $0 and $336,232 as of September 30, 2022, and December 31, 2021, respectively.

On September 7, 2022, Justin Gonzalez resigned from his position as the Company’s Chief Executive Officer, President, and Secretary. Mr. Gonzalez will continue to serve as a director of the Company and has been appointed to serve as the Company’s Chief Operating Officer. In connection with his appointment as Chief Operating Officer, Mr. Gonzalez entered into an employment agreement with the Company with a one-year term, pursuant to which Mr. Gonzalez will be (i) paid an annual salary of $100,000, which may be paid by the issuance of shares of the Company’s Series A Preferred Stock, and (ii) issued $50,000 of shares of the Company’s Series A Preferred Stock. The Company issued 5,000 Series A preferred stock for total fair value of $50,000 during the nine months ended September 30, 2022.

The Company also entered into a Resignation and Settlement Agreement with Mr. Gonzalez, under which all prior agreement between Mr. Gonzalez and the Company was terminated, and under which, the Company will pay Mr. Gonzalez $250,000 on or prior to August 29, 2024, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid wages. In the event the Company fails to pay the settlement amount when due, such amount will increase by 200% and begin to accrue interest at a rate of 10% per annum

Mr. Eric Watson, former Chief Operating Officer, and Director

On March 2, 2020, the Company appointed Eric Watson as Chief Operating Officer and a Director of the Company. The Company and Mr. Watson entered into an employee agreement that includes an annual salary of $162,000. Earned but unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock of the Company at fair market value at the time of conversion.

The accrued wages and accrued salary totaled $0 and $124,303 as of September 30, 2022, and December 31, 2021, respectively.

The Company also entered into a resignation and settlement agreement with Mr. Watson, under which all prior agreement between Mr. Watson and the Company was terminated, and under which the Company issue Mr. Watson 12,515 shares of the Company’s Series A preferred stock worth $125,150, to satisfy accrued obligations owed to him in the aggregate amount of $250,290 for unpaid wages. The Company has agreed to repurchase the shares of Series A Preferred Stock by August 29, 2024. In the event of a default by the Company to Mr. Watson, the settlement amount will increase by 200% and begin to accrue interest at the rate of 10% per annum.

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

On September 29, 2021, the Company terminated its commercial lease which began on January 1, 2020, entered into a new lease agreement with Badger One, LLC. On October 1, 2021, the company entered into a commercial lease for approximately 2,400 square feet of space, located at 13340 Grass Valley Ave, Units C&D, Grass Valley, CA 95945. The lease has a term of one year, from October 1, 2021, through September 30, 2022, with a monthly rent of $1,824.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On October 1, 2022, the Company entered into a share exchange agreement, with Cal Care Group, Inc. (“Cal Care”), and William Reed, as the sole shareholder of Cal Care (the “Share Agreement”). Cal Care is a licensed delivery and distribution company with locations in southern and northern California. The Share Agreement provides for the acquisition by the Company of all of the outstanding shares of Cal Care from Mr. Reed, who is also the Company’s Chairman and Chief Executive Officer, in consideration of the issuance to Mr. Reed of 500,000 shares of the Company’s Series A Preferred Stock. The consideration was not transferred as of September 30, 2022. The shares of Preferred A have not yet been issued at the report date.

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

Results of Operations for the Nine Months Ended September 30, 2022, and 2021

	For the Nine Months ended September 30,
	2022	2021	Change ($)	Change (%)
Revenue	$34,434	$57,004	(22,570)	(40)%
Cost of revenue	12,514	24,775	12,261	49%
Gross profit	21,920	32,229	(10,309)	32%

Operating expenses	1,752,745	4,342,279	2,589,534	60%

Loss from operations	(1,730,825)	(4,310,050)	2,579,225	60%

Other expense	(1,878,883)	(589,842)	(1,289,041)	(219)%

Net loss	$(3,609,708)	$(4,899,892)	$1,290,184	26%

Revenue

Revenue decreased by $22,570 or 40% from the previous year to $34,434 during the nine months ended September 30, 2022, compared to $57,004 during the previous period. The Company continues to recover from the negative impact of the COVID-19 outbreak in March 2020.

Cost of Revenue

The Company’s cost of revenue was $12,514 for the nine months ended September30, 2022, a decrease of $12,261 or approximately 49%, compared to $24,775 for the nine months ended September 30, 2021. The decrease in cost of revenue is due to improved productivity and reduced costs.

Operating Expenses

Operating expenses were $1,752,745 for the nine months ended September 30, 2022, a decrease of $2,589,534 or 60% compared to $4,342,279 for the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in share-based compensation expense by approximately $2.7 million resulting from the fair value of shares of common stock issued to our former Chief Executive Officer and former Chief Operating Officer pursuant to their respective employment agreements and the issuance of shares of common stock and Series A Preferred stock pursuant to the asset purchase agreement with Matrix Of Life Tech Trust. Such increase was offset by the issuance of $150,000 worth of Series A to the Company new Chief Executive Officer and $50,000 worth of Series A to the Company former Chief Executive officer pursuant to the resignation and settlement agreement.

Other Expense

Other expense for the nine months ended September 30, 2022, was $1,878,883, compared to other expense of $589,842 for the nine months ended September 30, 2021.

Other expense for the nine months ended September 30, 2022, consisted of $1,239,397 of expense resulting from the change in fair value of derivatives, $1,211,471 of interest expense, $1,588,140 of loss on Series A preferred stock conversion to common stock, offset by $2,160,125 of gain from debt extinguishment.

Other expense for the nine months ended September 30, 2021, consisted of $1,687,994 of income resulting from the change in fair value of derivatives, $74,767 of gain on conversion, offset by $724,092 of interest expense, and $1,628,511 of loss on Series A preferred stock conversion to common stock.

Net Loss

Net loss for the nine months ended September 30, 2022, was $3,609,708, compared to a net loss of $4,899,892 for the nine months ended September 30, 2021. The increase in our net loss resulted from the changes outlined above.

Results of Operations for the Three Months Ended September 30, 2022, and 2021

	For the Three Months ended September 30,
	2022	2021	Change ($)	Change (%)
Revenue	$—	$19,955	(19,955)	(100)%
Cost of revenue	—	7,823	7,823	100%
Gross profit	—	12,132	(12,132)	(100)%

Operating expenses	614,949	402,767	(212,182)	(53)%

Loss from operations	(614,949)	(390,635)	(224,314)	(57)%

Other income (expense)	809,072	(1,218,065)	2,027,137	166%

Net Income (loss)	$194,123	$(1,608,700)	$1,802,823	112%

Revenue

Revenue decreased by $19,955 or 100% from the previous year to $0 during the three months ended September 30, 2022, compared to $19,955 during the previous period. The decrease was due to the continuing negative impact of the COVID-19 outbreak in March 2020. The Company has not generated any sales during the quarter ended September 30, 2022.

Cost of Revenue

The Company’s cost of revenue was $0 for the three months ended September 30, 2022, a decrease of $7,823 or approximately 100%, compared to $7,823 for the three months ended September 30, 2021. The Company has not generated any sales during the quarter ended September 30, 2022.

Operating Expenses

Operating expenses for the three months ended September 30, 2022, and 2021, were $614,949 and $402,767, respectively. The increase was primarily attributable to an increase in share-based compensation expense by approximately $200,000 resulting from the fair value of shares of Series A issued pursuant to employment agreement with our new Chief Executive Officer and $50,000 worth of Series A to our former Chief Executive Officer pursuant to the resignation and settlement agreement during the three months ended September 30, 2022.

Other Income - Expense

Other income for the three months ended September 30, 2022, was $809,072, compared to other expense of $1,218,065 for the three months ended September 30, 2021.

Other income for the three months ended September 30, 2022, consisted of 2,160,125 of gain from debt conversion, offset by $880,189 of loss resulting from the change in fair value of derivatives, $397,864 of interest expense, and $73,000 of loss on Series A Preferred Stock conversion to common stock and $2,160,125 of gain from debt conversion.

Other expense for the three months ended September 30, 2021, consisted of $491,824 of loss resulting from the change in fair value of derivatives, $308,041 of interest expense, $430,756 of loss on Series A preferred stock conversion to common stock, offset by $12,556 of gain from debt conversion.

Net Income (Loss)

Net income for the three months ended September 30, 2022, was $194,123, compared to a net loss of $1,608,700 for the three months ended September 30, 2021. The decrease in our net loss resulted from the changes outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of September 30, 2022, and December 31, 2021, was as follows:

	September 30, 2022	December 31, 2021
Current Assets	$37,512	$127,104
Current Liabilities	$70,071,187	$71,626,880
Working Capital Deficit	$(70,033,675)	$(71,499,776)

The overall working capital deficit decreased from $71,499,776 at December 31, 2021, to $70,033,675 at September 30, 2022. The current liabilities primarily consist of accounts payable, loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The decrease in working capital deficit is mainly attributable to the decrease in the fair value of the derivative liability and the conversion of Series A Preferred Stock to common stock during the nine months ended September 30, 2022.

The following is selected information from the statements of cash flow for the nine months ended September 30, 2022, and 2021:

	September 30,	September 30,
	2022	2021
Cash used in Operating Activities	$(253,664)	$(393,411)
Cash used in Investing Activities	$(14,914)	$(5,614)
Cash provided by Financing Activities	$245,394	$397,552
Net decrease in Cash During Period	$(23,184)	$(1,473)

Going Concern

Since January 1, 2022, and through September 30, 2022, the Company has raised approximately $0.2 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Our cash on hand at September 30, 2022 was less than $1,000. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Off-balance Sheet Arrangements

During the period ended September 30, 2022, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of September 30, 2022, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of September 30, 2022, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company issued an aggregate of 2,929,176,111 shares of common stock pursuant to the conversion of 332,944 Series A Preferred stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ William Reed	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	November 14, 2022
William Reed	(Principal Executive, Financial and Accounting Officer)