Form 10-K
period 2022-12-31
Boon Industries, Inc.
filed 2023-04-17
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,023,794 as of the last business day of the fiscal quarter ended June 30, 2022, based on the closing price $0.0004 per share for the common stock on such date as traded on the OTC Markets

As of April [], 2023, the registrant had 3,496,187,693 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1. Business.

Overview

Boon Industries, Inc. is a bioscience company that manufactures commercial chemical products with various applications in commercial sterilization for agriculture, warehousing, hospitality and medical facilities. DiOx+, our flagship product, is a disinfectant sterilizer that kills harmful pathogens without dangerous toxic exposure to the user or the environment. DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that helps protect the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation.

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

The Company’s wholly owned subsidiary, Matrix of Life Tech Trust, works with Boon with applications in the beverage and nutritional supplement industries, and water bottling operations in Grants Pass, Oregon, where it produces bottled water and a range of products for the health and wellness industry.

Boon Industries Inc also provides modified shipping containers outfitted for agricultural purposes. These units offer solutions for several different segments within the agricultural industry and can be designed to accommodate a variety of uses.

On October 1, 2022, the Company executed a share exchange agreement with Cal Care Group, Inc. (“Cal Care”), a California Corporation with products and services in the cannabis retail, manufacturing, distribution, and delivery. Cal Care is a product and brand marketing company investing in operations with disruptive or hyper growth potential. Headquartered in San Jacinto, California, Cal Care’s core strategic business is its end-market access as a central player in the growing California cannabis delivery marketplace while developing its in-house cannabis production capacity to verticalize operations in the space. The Company intends to acquire all of the issued and outstanding shares of Cal Care in exchange for 500,000 Series A preferred shares of the Company. The transaction will only become effective upon exchange of the agreed upon consideration, which has not occurred at December 31, 2022. Both parties can unilaterally terminate such agreement until the agreed upon consideration is exchanged.

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

In addition, we anticipate that our California base will provide us with access and exposure to the nation’s most significant agriculture market. Protecting agriculture from disease and providing farmers with cost-effective solutions to protect, process and clean crops represents a significant opportunity for us. In California alone, crops are a $50+ billion business, including exports that topped $21 billion in 2019. Grape production generated $5.4 billion in 2019 and almond production resulted in $6.1 billion in cash receipts. California accounts for 40 percent of all organic production in the U.S. and organic sales grew to $10.4 billion in 2019. Boon is targeting farms in California’s central valley to develop pilot projects around protecting the food supply from the devasting impacts of pests, viruses and diseases. These efforts include touch points in the fields, at the processing plants and in the transportation system

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

Agriculture Vertical

On May 13, 2020, we entered into an exclusive distribution and licensing agreement with C Group LLC under which we intend to sell indoor agricultural growing pods utilizing C-Group’s proprietary technology to our existing and future customers. The growing pods are a self-contained 800 Sq. ft steel container consisting of computerized climate and irrigation control. C Group LLC is manufacturing the pods.

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

Industry Overview

Since the FDA approved usage of chlorine dioxide under Title 21 in 2016, there have been a handful of companies that have begun to offer chlorine dioxide products. There are three main types of chlorine dioxide available in the market, and each have their pros and cons:

■	Gaseous chloring dioxide.

■	Stabilized chlorine dioxide, and

■	Activated chlorine dioxide (in solution), such as DiOx+.

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

Antiviral Activity

Chlorine dioxide is also antiviral. It destroys the proteins on the outside of viruses and degrades the virus. Chlorine dioxide gas has been shown to be effective against these viruses on hard, non-porous surfaces:

■	Human influenza (IFV)

■	Measles

■	Human herpes (HHV)

■	Human adenovirus (HAdVs)

■	Influenza A (in mice)

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

List N Designation

We intend to apply for List N designation of DiOx+ from the EPA List N is a publicly available list maintained by the EPA of products that the EPA expects will kill SARS-CoV-2, the coronavirus that causes COVID-19, when used according to the products’ label directions. All products on this list meet EPA’s criteria for use against SARS-CoV-2 (COVID-19). Products qualify for List N if they:

■	Demonstrate efficacy against the coronavirus SARS-CoV-2 (Covid-19).

■	Demonstrate efficacy against a pathogen that is harder to kill than SARS-CoV-2 (Covid 19); or

■	Demonstrate efficacy against a different human coronavirus similar to SARS-CoV-2 (Covid-19).

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

Employees

As of December 31, 2022, we had two full-time employees.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTC Markets’ Pink Open Market quotation service:

	Closing Price
	High	Low

Year Ended December, 2022
First Quarter	$0.0075	$0.0006
Second Quarter	$0.0028	$0.0004
Third Quarter	$0.0007	$0.0003
Fourth Quarter	$0.0005	$0.0001

Year Ended December, 2021
First Quarter	$0.7700	$0.0900
Second Quarter	$0.1590	$0.0250
Third Quarter	$0.0330	$0.0050
Fourth Quarter	$0.0277	$0.0030

Approximate Number of Equity Security Holders

As of April [], 2023, there were approximately 353 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, the Company issued an aggregate of 2,929,176,111 shares of common stock pursuant to the conversion of 254,058 Series A Preferred stock.

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

General Overview

We are an innovative bioscience company that has developed an effective germ fighter, DiOx+, a disinfectant sterilizer that kills 99.99% of harmful pathogens without dangerous toxic exposure to the user or the environment. Our DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that kills dangerous pathogens with no residual toxicity. It protects the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation. Our proprietary chemical formulas and processes make DiOx+ ideal for sterilizing mission critical, high value medical equipment and disinfecting air and surfaces in laboratory and hospital environments. DiOx+ helps protect agricultural crops from disease and other pathogens like mold and fungus It is used in water treatment plants, and helps reduce operational costs in warehousing, distribution centers, and ecommerce support facilities.

Results of Operations Year Ended December 31, 2022, compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)

Revenue	$34,434	$86,259	(51,825)	(60.0)%
Cost of revenue	12,514	30,946	18,432	59.6%
Gross profit	21,920	55,313	(33,393)	(60.4)%

Operating expenses	2,301,603	4,831,548	2,529,945	52.4%

Loss from operations	(2,279,683)	(4,776,235)	2,496,552	52.3%

Other expense	(2,520,514)	(1,093,791)	(1,426,723)	(130.4)%

Net loss	$(4,800,197)	$(5,870,026)	$1,069,829	18.2%

Revenue

Revenue decreased by $51,825 or 60% from the previous year to $34,434 during the current year compared to $86,259 during the previous year. The decrease is due to the ongoing negative impact of the COVID-19 outbreak in March 2020. During the year ended December 31, 2021, the Company recognized approximately one time $23,000 of additional revenue related to packaging and shipping services of product for a third-party customer, which did not occur during the year ended December 31, 2022.

Cost of Revenue

The Company’s cost of sales was $12,514 for the year ended December 31, 2022, a decrease of $18,432 or approximately 59.6%, compared to $30,946 for the year ended December 31, 2021. The decrease in cost of revenue was due to the impact of COVID-19 and the resulting decrease in revenue. Gross profit remained consistent year over year at 63.7% and 64.1% for the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2022, and December 31, 2021, were $2,301,603 and $4,831,548, respectively. The decrease was primarily attributable to a decrease in share-based compensation expense by approximately $2.9 million resulting from the fair value of shares of common stock issued to our former Chief Executive Officer and former Chief Operating Officer pursuant to their respective employment agreements and the issuance of shares of common stock and Series A Preferred stock pursuant to the asset purchase agreement with Matrix Of Life Tech Trust, offset by an increase of advertising and marketing expense by $0.2 million.

Other Expense

Other expenses were $2,520,514 and $1,093,791 for the years ended December 31, 2021, and 2020, respectively.

Other expense for the year ended December 31, 2022, consisted of $1,908,043 of expense resulting from changes in fair value of derivatives, $1,218,906 of interest expense, and $1,588,140 of loss on Series A Preferred Stock conversion to common stock, offset by $2,194,575 of gain on debt conversion.

Other expense for the year ended December 31, 2021, consisted of $1,955,459 of income resulting from changes in fair value of derivatives, $1,157,166 of interest expense, $134,379 of gain on debt conversion, and $2,026,463 of loss on Series A Preferred Stock conversion to common stock.

Net Loss

Net loss for the year ended December 31, 2022, was $4,800,197, compared with $5,870,026 for the year ended December 31, 2021. The increase in our net loss resulted from the reasons outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of December 31, 2022 and December 31, 2021, was as follows:

	December 31, 2022	December 31, 2021
Current Assets	$39,868	$127,104
Current Liabilities	$70,809,778	$71,626,880
Working Capital Deficit	$(70,769,910)	$(71,499,776)

The overall working capital deficit decreased from $71,499,776 at December 31, 2021, to $70,769,910 at December 31, 2022. The current liabilities primarily consist of loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The decrease in working capital deficit is mainly attributable to the conversion of Series A Preferred Stock to common stock in the fiscal year ended December 31, 2022.

The following is selected information from the statements of cash flow for the years ended December 31, 2022, and December 31, 2021:

	December 31,	December 31,
	2022	2021
Cash used in Operating Activities	$(253,710)	$(553,772)
Cash used in Investing Activities	$(14,914)	$(5,614)
Cash provided by Financing Activities	$245,394	$575,554
Net Increase (Decrease) in Cash During Period	$(23,230)	$16,168

Going Concern

Since January 1, 2022, and through December 31, 2022, the Company has raised approximately $0.2 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Our cash on hand at December 31, 2022 was less than $1,000. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boon Industries, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

April 14, 2023

Boon Industries, Inc.

Balance Sheets

As of December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$130	$23,360
Accounts receivable	—	16,693
Inventory	—	8,403
Prepaid expenses & other assets	39,738	78,648
Total Current Assets	39,868	127,104

Property and equipment, net	86,917	88,264
Capitalized licensing fees, net	1,425,000	2,025,000
TOTAL ASSETS	$1,551,785	$2,240,368

LIABILITIES
Current Liabilities:
Accounts payable	$330,489	$113,298
Convertible notes payable, net of discount	150,000	949,063
Loans payable	2,487,314	110,000
Accrued interest	86,816	135,057
Derivative liability	1,026,942	928,198
Related party liabilities	103,997	497,168
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 6,662,422 and 6,889,410 shares issues and outstanding at December 31, 2022 and December 31, 2021, respectively	66,624,220	68,894,100
Total Current Liabilities	70,809,778	71,626,884

Related party liabilities	250,000	—
Total Non-Current Liabilities	250,000	—

Total Liabilities	71,059,778	71,626,884

Commitments and contingencies (note 12)

STOCKHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 2,500 shares authorized 2,000 and 1,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 30,000,000,000 shares authorized 3,329,687,693 and 400,511,582 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	332,969	40,051
Stock Payable	900,000	250,000
Additional paid in capital	(54,286,715)	(58,490,434)
Accumulated deficit	(16,454,247)	(11,186,133)
Total Stockholders’ Deficit	(69,507,993)	(69,386,516)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,551,785	$2,240,368

See accompanying summary of accounting policies and notes to the financial statements.

Boon Industries, Inc.

Statements of Operations

For the Years Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Sales	$34,434	$86,259
Cost of sales	12,514	30,946
Gross profit	21,920	55,313

Operating expenses:
Depreciation	16,261	11,350
General and administrative expenses	636,277	412,267
Stock-based compensation	475,000	3,303,000
Licensing fees	600,000	600,000
Professional fees	132,731	142,931
Salaries and wages	541,334	362,000
Total operating expenses	2,401,603	4,831,548

Loss from operations	(2,379,683)	(4,776,235)

Other income (expense):
Gain on conversion of debt	1,826,658	134,379
Change in fair value of derivative liability	(1,908,043)	1,955,459
Loss on Series A conversion	(1,588,140)	(2,026,463)
Interest expense, net	(1,218,906)	(1,157,166)
Total other expense	(2,888,431)	(1,093,791)

Net loss before income taxes	(5,268,114)	(5,870,026)
Income tax expense	—	—
Net loss	$(5,268,114)	$(5,870,026)

Weighted average number of common shares outstanding, basic and diluted	2,362,751,749	151,943,782
Basic and diluted net loss per common share	$(0.002)	$(0.04)

See accompanying summary of accounting policies and notes to financial statements.

Boon Industries, Inc.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

For the year ended December 31, 2022

	Preferred Stock				Additional			Total
	Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	1,000	$—	400,511,582	$40,051	$(58,490,434)	$250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion of preferred stock	—	—	2,929,176,111	292,918	3,835,802	—	—	4,128,720
Preferred stock issued to related party for no consideration	1,000	—	—	—	—	—	—	—
Settlement of related party debt	—	—	—	—	367,917	—	—	367,917
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	650,000	—	650,000
Net loss	—	—	—	—	—	—	(5,268,114)	(5,268,114)
Balance at December 31, 2022	2,000	$—	3,329,687,693	$332,969	$(54,286,715)	$900,000	$(16,454,247)	$(69,507,993)

For the year ended December 31, 2021

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Deficit
Balance at December 31, 2020	—	$—	1,000	$—	42,072,603	$4,207	$(191,388,001)	—	$(5,316,107)	$(196,699,901)

Preferred stock cancelled	—	—	—	—	—	—	125,025,000	—	—	125,025,000
Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	342,981,775	34,298	7,610,064	—	—	7,644,362
Shares of common stock issued pursuant to salary conversion	—	—	—	—	1,868,756	187	109,323	—	—	109,510
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	250,000	—	250,000
Common shares issued pursuant to debt conversion	—	—	—	—	13,588,448	1,359	153,180	—	—	154,539
Net loss	—	—	—	—	—	—	—		(5,870,026)	(5,870,026)
Balance at December 31, 2021	—	$—	1,000	$—	400,511,582	$40,051	$(58,490,434)	250,000	$(11,186,133)	$(69,386,516)

See accompanying summary of accounting policies and notes to the financial statements.

Boon Industries, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(5,268,114)	$(5,870,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,261	11,350
Amortization of convertible debt discount	610,756	507,758
Amortization capitalized license fees	600,000	600,000
Fair value of series preferred issued	500,000	—
Change in fair value of derivative liability	1,908,043	(1,955,459)
Stock-based compensation	475,000	3,303,000
Gain on debt conversion	(1,826,658)	(134,379)
Penalty on debt conversion	—	30,000
Non-cash interest expense	419,167	493,431
Loss on Series A conversion	1,588,140	2,026,463
Decrease (increase) in operating assets and liabilities
Accounts receivable	36,693	(16,693)
Inventory	8,403	(1,514)
Prepaid & other assets	(36,090)	(3,520)
Accounts payable	197,191	(23,195)
Related party liabilities	354,896	387,194
Accrued interest	162,602	81,818
Net cash used in operating activities	(253,710)	(553,772)

Cash flows from investing activities:
Acquisition of property & equipment	(14,914)	(5,614)
Net cash used in investing activities	(14,914)	(5,614)

Cash flows from financing activities:
Proceeds from convertible debt	245,394	607,000
Related party liabilities	—	(31,446)
Net cash provided by financing activities	245,394	575,554

Net (decrease) increase in cash	(23,230)	16,168

Cash, beginning of period	23,360	7,192
Cash, end of period	$130	$23,360

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$3,336	$10,008
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Original debt discount conversion feature	$515,356	$440,123
Conversion of related party salary to common stock	$—	$109,510
Preferred stock cancelled and returned to Treasury	$—	$125,025,000
Preferred stock issued pursuant to agreement	$—	$3,378,000
Common stock issued pursuant to asset purchase agreement	$—	$—
Conversion of notes payable and accrued interest to common stock	$—	$154,539
Common stock issued in accordance to employment agreements	$—	$—
Preferred stock converted to common stock	$—	$17,375
Conversion of Series A Preferred stock into common stock	$—	$7,644,362

See accompanying summary of accounting policies and notes to the financial statements.

Boon Industries, Inc.
Notes to the Financial Statements
For the Years Ended December 31, 2022 and 2021

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Organization and Description of Business

Boon Industries, Inc. (“Boon,” the “Company,” “we,” “us” and “our”) manufactures commercial chemical products with various applications in commercial sterilization for agriculture, warehousing, hospitality and medical facilities. DiOx+, our flagship product, is a disinfectant sterilizer that kills harmful pathogens without dangerous toxic exposure to the user or the environment. DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that protects the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation. DiOx+ is effective against aerobic and non-aerobic bacteria, viruses, molds, fungi, algae, protozoa, and spores.

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

Our wholly owned subsidiary, Matrix of Life Tech Trust, works with the Company with applications in the beverage and nutritional supplement industries, and water bottling operations in Grants Pass, Oregon, where it produces bottled water and a range of products for the health and wellness industry.

On October 1, 2022, the Company executed a share exchange agreement with Cal Care Group, Inc. (“Cal Care”), a California Corporation with products and services in the cannabis retail, manufacturing, distribution, and delivery. Cal Care is a product and brand marketing company investing in operations with disruptive or hyper growth potential. Headquartered in San Jacinto, California, Cal Care’s core strategic business is its end-market access as a central player in the growing California cannabis delivery marketplace while developing its in-house cannabis production capacity to verticalize operations in the space. The Company intends to acquire all of the issued and outstanding shares of Cal Care in exchange for 500,000 Series A preferred shares of the Company. The transaction will only become effective upon exchange of the agreed upon consideration, which has not occurred at December 31, 2022. Both parties can unilaterally terminate such agreement until the agreed upon consideration is exchanged, which occurred during the second fiscal quarter of 2023.

Reincorporation Merger

On November 8, 2022, the Shareholders of the Company approved an agreement and plan of merger, pursuant to which the Company will merge with and into CuraScientific Corporation, a newly formed Florida corporation and a wholly owned subsidiary of the Company, which will result in the Company’s reincorporation from the State of Oklahoma to the State of Florida and change the Company’s name to CuraScientific Corporation.

The shareholders also approved the implementation of a reverse stock split of its common stock on the basis of the issuance one share of CuraScientific Corporation’s common stock for each 500 shares of common stock of the Company issued and outstanding prior to the reincorporation merger (“reverse stock split”). Each share of Series A preferred stock of the Company will convert into one share of Series A preferred stock of CuraScientific Corporation and each share of Series B preferred stock of the Company will convert into one share of Series B preferred stock of CuraScientific corporation.

As of December 31, 2022, the re-domiciliation to Florida, the name change, and the reverse stock split have not occurred, which are subject to the requisite approval from FINRA and the required filings with the Secretary of State to the States of Florida and Oklahoma.

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

Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of assets.

■	Deferred income taxes and related valuation allowances.

■	Impairment of finite-lived intangibles.

■	Obsolescence of inventory

■	Stock-based compensation calculated using the Black Scholes option pricing model.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

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

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have any options or warrants as of December 31, 2022, and 2021.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying balance sheets net of a valuation allowance of $0 as of December 31, 2022, and 2021, respectively. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable.

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

In addition to defining fair value, the standard expands the disclosure requirements around the value and establishing a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring the value are observable in the market.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2022, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and other loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at December 31, 2022 and 2021.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2022, and 2021:

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$1,026,942	$1,026,942
Total	$—	$—	$1,026,942	$1,026,942

	Fair Value Measurements at December 31, 2021, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$928,198	$928,198
Total	$—	$—	$928,198	$928,198

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

Derivative
Liability
Balance December 31, 2020	$2,078,975

Issuance of convertible debt	933,553
Conversion of convertible debt	(128,871)
Change in estimated fair value	(1,955,459)

Balance December 31, 2021	$928,198

Issuance of convertible debt	934,523
Modification/extinguishment of debt	(2,743,822)
Change in estimated fair value	1,908,043

Balance December 31, 2022	$1,026,942

Derivative Liability

The Company issued series of debentures during the years ended December 31, 2022 and 2021, which contained variable conversion rates that triggered derivative liability accounting. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2022	2021

Expected term	1 – 6 months	1-6 months
Exercise price	$0.000-$0.002	$0.003-$0.085
Expected volatility	142%-281%	135%-412%
Expected dividends	None	None
Risk-free interest rate	0.17%-4.12%	0.01%-0.09%
Forfeitures	None	None

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

During the years ended December 31, 2022, and 2021, the Company recognized $34,434 and $86,259 of revenue, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2022.

Capitalized licensing fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. The Company did not recognize any impairment loss for the years ended December 31, 2022 and 2021.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2022 and 2021, there were no impairment losses recognized for long-lived assets.

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

NOTE 2 - GOING CONCERN

As of December 31, 2022, the Company had less than $1,000 in its operating bank accounts, and a negative working capital of $70.8 million. The Company has recorded a net loss of approximately $5.3 million for the year ended December 31, 2022, has an accumulated deficit of approximately $16.4 million as of December 31, 2022. Net cash used in operating activities for the year ended December 31, 2022, was approximately $0.3 million. These above matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations by diversifying its activities. During the next twelve months, the Company intends to fund its operations through raising additional equity capital and/or debt financing and acquire profitable business in order to continue the funding of its operations and drive further expansion. The Company also has the ability to reduce cash burn to preserve capital.

If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There are no assurances, however, that management will be able to raise capital or debt on terms acceptable to the Company. If the Company is unable to obtain sufficient additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition, and operating results. The balance sheets do not include any adjustments that might result from these uncertainties.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Emulsification equipment	$163,651	$155,614
Leasehold improvements	6,877	—
Truck	10,000	10,000
	180,528	165,614
Less accumulated depreciation and amortization	(93,611)	(77,350)
Property and equipment, net	$86,917	$88,264

Depreciation and amortization expense was $16,261 and $11,350 for the fiscal years ended December 31, 2022 and 2021, respectively. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

The Company purchased an aggregate of $14,914 and $5,614 of fixed assets during the years ended December 31, 2022 and 2021, respectively.

NOTE 4 – INTANGIBLE, NET

On May 13, 2020, we entered into an exclusive distribution and licensing agreement with C Group LLC under which we intend to sell indoor agricultural growing pods utilizing C-Group’s proprietary technology to our existing and future customers. The growing pods are a self-contained 800 sq. ft steel container consisting of computerized climate and irrigation control. Pursuant to this agreement, we issued 300,000 shares of our Series A Preferred Stock to Anthony Super, the President of C Group LLC.

Intangible consisted of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000
Gross Amount Capitalized Licensing fees	3,000,000	3,000,000
Less accumulated depreciation	(1,575,000)	(975,000)
Intangible, net	$1,425,000	$2,025,000

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $600,000 for the fiscal years ended December 31, 2022 and 2021. The Company did not recognize any impairment losses for the years ended December 31, 2022 and 2021.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
C Group #1	20,000	3/04/2021	3/04/2022	10%	Variable	—	20,000
C Group #2	35,000	3/09/2021	3/09/2022	10%	Variable	—	35,000
C Group #3	35,000	4/05/2021	4/05/2022	10%	Variable	—	35,000
C Group #4	35,000	4/15/2021	4/15/2022	10%	Variable	—	35,000
C Group #5	35,000	4/21/2021	4/21/2022	10%	Variable	—	35,000
C Group #6	35,000	6/01/2021	6/01/2022	10%	Variable	—	35,000
C Group #7	35,000	6/14/2021	6/14/2022	10%	Variable	—	35,000
Optempus #1	40,000	6/02/2020	6/02/2021	22%	Variable	—	40,000
Optempus #2	20,000	7/10/2020	7/10/2021	22%	Variable	—	20,000
Optempus #3	45,000	8/31/2020	8/31/2021	12%	Variable	—	45,000
Optempus #4	25,000	10/06/2020	10/6/2021	10%	Variable	—	25,000
Optempus #5	20,000	11/09/2020	11/9/2021	10%	Variable	—	20,000
Optempus #6	30,000	11/16/2020	11/16/2021	10%	Variable	—	30,000
Optempus #7	15,000	12/17/2020	12/17/2021	10%	Variable	—	15,000
Optempus #8	64,000	1/14/2021	1/14/2022	10%	Variable	—	64,000
Optempus #9	40,000	1/21/2021	1/21/2022	10%	Variable	—	40,000
Optempus #10	50,000	2/06/2021	2/06/2022	10%	Variable	—	50,000
Optempus #11	15,000	2/12/2021	2/12/2022	10%	Variable	—	15,000
Maguire #1	25,000	6/25/2021	6/25/2022	10%	Variable	—	25,000
Maguire #2	90,000	11/2/2021	11/02/2022	10%	Variable	—	90,000
Maguire #3	40,000	11/26/2021	11/26/2022	10%	Variable	—	40,000
Maguire #4	25,000	12/09/2021	12/09/2022	10%	Variable	—	25,000
Maguire #5	25,000	12/18/2021	12/18/2022	10%	Variable	—	25,000
Maguire #6	35,000	1/12/2022	1/12/2023	10%	Variable	—	—
Maguire #7	44,381	1/27/2022	1/27/2023	10%	Variable	—	—
Maguire #8	33,012	2/21/2022	2/21/2023	10%	Variable	—	—
Maguire #9	12,000	3/14/2022	3/14/2023	10%	Variable	—	—
Maguire #10	55,000	3/30/2022	3/30/2023	10%	Variable	—	—
Maguire #11	60,000	4/14/2022	4/14/2023	10%	Variable	—	—
Maguire #12	30,000	5/9/2022	5/9/2023	10%	Variable	—	—
Maguire #13	30,000	5/26/2022	5/26/2023	10%	Variable	—	—
Maguire #14	30,000	8/1/2022	8/1/2023	10%	Variable	—	—
Direct Cap #1	35,000	7/19/2021	7/19/2022	10%	Variable	—	35,000
Direct Cap #2	35,000	7/22/2021	7/22/2022	10%	Variable	—	35,000
Direct Cap #3	35,000	8/05/2021	8/05/2022	10%	Variable	—	35,000
Direct Cap #4	35,000	8/16/2021	8/16/2022	10%	Variable	—	35,000
Direct Cap #5	35,000	8/23/2021	8/23/2022	10%	Variable	—	35,000
Direct Cap #6	65,000	10/13/2021	10/13/2022	10%	Variable	—	65,000
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
						$150,000	$1,189,000
Debt discount						—	(239,937)
Convertible Notes payable, net of discount						$150,000	$949,063

Accrued interest						$48,970	$105,374

Summary activity for the year ended December 31, 2022

During the year ended December 31, 2022, the Company received $245,394 in cash from the issuance of nine (9) convertible notes, net of $59,000 of original issuance discount and deferred financing costs for aggregate principal of $299,394.

The Company recognized approximately $128,300 of interest expense resulting from the amortization of the debt discount initially generated from the original issuance discount and deferred financing costs during the year ended December 31, 2022.

The Company recognized approximately $419,200 of interest expense resulting from the recognition of the excess of the fair value of the bifurcated derivative liability over the carrying amount of the related debt instrument upon initial recognition of such derivative during the year ended December 31, 2022.

The Company recognized approximately $482,500 of interest expense resulting from the amortization of the debt discount initially generated from the bifurcated derivatives embedded in the debt host instruments during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company recognized approximately $100,000 of interest on the existing promissory notes. The balance of accrued interest is $48,970 as of December 31, 2022.

Below is the summary of the activity in convertible notes issued during the year ended December 31, 2022:

Maguire & Associates LLC (“Maguire notes”)

On January 12, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #6”), of which $25,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 12, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #6 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On January 27, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #7”), of which $37,381 was received in cash and $7,000 was recorded as an original issue discount. The note bears interest of 10%, matures on January 27, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #7 note and all of the other Maguire notes were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On February 21, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #8”), of which $28,012 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on February 21, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #8 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On March 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #9”), of which $10,000 was received in cash and $2,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #9 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On March 30, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #10”), of which $45,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on March 30, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. The Company used $45,000 of the net proceeds to pay for the Company’s corporate expenses. On September 30, 2022, the Maguire #10 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On April 14, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #11”), of which $50,000 was received in cash and $10,000 was recorded as an original issue discount. The note bears interest of 10%, matures on April 14, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #11 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On May 9, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #12”), of which $25,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on May 9, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #12 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On May 26, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #13”), of which $25,000 was received in cash and $5,000 was recorded as an original issue discount. The note bears interest of 10%, matures on May 26, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #13 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

On August 1, 2022, the Company issued a Convertible Promissory Note to Maguire & Associates LLC (“Maguire #14”) in the principal amount of $30,000, for net proceeds of $25,000 and carrying a $5,000 original issue discount. The note bears interest of 10%, matures on August 1, 2023, and is convertible into common stock at a price equal to 58% multiplied by the average of the two lowest trading prices during the 20-day trading day period prior to the conversion date. On September 30, 2022, the Maguire #14 note and all of the other Maguire notes, were converted into an interest-free promissory note in the amount of $1,368,394 (see note 6). As of December 31, 2022, the principal balance was $0 with accrued interest of approximately $0 and reflected an unamortized original issue discount of $0.

V Group Note (past maturity)

On December 12, 2019, the Company entered into a settlement agreement and issued a convertible note with V Group Inc. in the amount of $150,000. The note bears interest at the rate of 8% and has a maturity date of December 12, 2020. The note has a principal balance of $150,000 as of December 31, 2022, and December 31, 2021. The note has balance of accrued interest of $48,970 and $30,970 as of December 31, 2022, and December 31, 2021, respectively. This note is currently past maturity and is in technical default. The Company has not received any default notice.

Maguire and Associates, LLC debt settlement agreement

On September 30, 2022, pursuant to the debt settlement agreement, the Company executed an interest-free non-convertible promissory note with Maguire and Associates LLC in the amount of $1,008,919 in exchange for $834,000 of convertible notes principal, of which $230,000 related to the C-Group convertible notes, $240,000 related to all of the Direct Cap convertible notes and $364,000 related to all of the Optempus convertible notes (note 6).

On September 30, 2022, pursuant to the debt settlement agreement, the Company executed an interest-free non-convertible promissory note with Maguire and Associates LLC in the amount of $1,368,394 in exchange for all of the Maguire for total principal amount of $534,394 (note 6).

The Company reviewed the guidance per ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were substantially different as of December 31, 2022, and, accounted for the debt settlement as a debt extinguishment. The gain on debt extinguishment is equal to the difference between the net carrying amount of the original debt and the fair value of the modified debt instrument. The debt settlement resulted in the recognition of approximately $1.7 million, which is presented under gain on settlement of debt in the statement of operations for the year ended December 31, 2022.

NOTE 6 – SHORT TERM PROMISSORY NOTES

As of December 31, 2022 and 2021, short-term promissory notes were comprised of the following:

	Original	Original	Due	Interest	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	2022	2021
Carolyn Hamburger (past maturity)	$100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	$10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Maguire & Associate #1 (past maturity)	$1,008,919	9/30/2022	12/31/2022	0%	1,008,920	—
Maguire & Associate #2 (past maturity)	$1,368,394	9/30/2022	12/31/2022	0%	1,368,394	—
Total short-term liabilities					$2,487,314	$110,000

Accrued interest					$37,846	$29,682

Carolyn Hamburger (past maturity)

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of December 31, 2022 and 2021, the note had a principal balance of $100,000. Accrued interest totalled $25,841 and $19,177, as of December 31, 2022 and 2021, respectively. The Company incurred approximately $10,000 of interest during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company paid $3,336 and $10,008 of interest in cash, respectively. This note is currently past maturity, but no notice of default has been received by the Company as of December 31, 2022 and 2021.

David Notter (past maturity)

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of December 31, 2022, and 2020, the note had a principal balance of $10,000 and accrued interest of $12,004 and 10,505, respectively. No payment was made during the years ended December 31, 2022 and 2021. This note is currently past maturity, but no notice of default has been received by the Company as of December 31, 2022. The Company incurred approximately $1,500 of interest during the year ended December 31, 2022.

Maguire and Associates Inc. #1 (past maturity)

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

Maguire and Associates Inc. #2 (past maturity)

On September 30, 2022, the Company executed a debt settlement agreement with Maguire & Associates, LLC, a holder of convertible notes in the aggregate principal amount of $1,368,394. Maguire accepted to cancel all of the convertible notes, inclusive of the principal and all accumulated interest and penalties in exchange for an interest free promissory note in the amount of $1,368,394. The principal is due on December 31, 2022. The promissory note will be secured by 200,000 Shares of Preferred Series A with a stated value of $2,000,000. The secured Series A preferred stock will be fully earned if the Company fails to repay the promissory note at its due date. The Company may prepay the promissory note without any penalties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Mr. William Reed, Chairman, Chief Executive Officer, President, Secretary, Treasurer, and Director

On September 7, 2022, the Company appointed William Reed as Chairman, Chief Executive Officer, President, Secretary, Treasurer, and Director of the Company. The Company and Mr. Reed entered into an employee agreement that includes an annual salary of $200,000 and 15,000 shares of the Company’s Series A Preferred Stock with a stated value of $150,000.

During the year ended December 31, 2022, the Company accrued wages of $66,667. The Company has not paid any compensation to its Chief Executive Officer during the year ended December 31, 2022. The Company issued 15,000 shares of Series A preferred stock with a stated value of $150,000 during the year ended December 31, 2022.

Mr. Justin Gonzalez, Former Chief Executive Officer and Newly Chief Operating Officer and a Director.

On March 2, 2020, the Company appointed Justin Gonzalez as Chief Executive Officer of the Company. The Company and Mr. Gonzalez entered into an employment agreement that includes an annual salary of $200,000 and $100,000 to be issued in common stock. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

Under his previous employment agreement as former Chief Executive Officer, the Company incurred $141,667 of compensation and accrued approximately $15,730 of interest on unpaid compensation during the year ended December 31, 2022. The Company has paid $18,771 of compensation to its former Chief Executive Officer during the year ended December 31, 2022.

On September 7, 2022, Justin Gonzalez resigned from his position of Chief Executive Officer. Justin Gonzalez will continue to serve as a director and Chief Operating Officer of the Company. The Company entered into a resignation and settlement agreement with Justin Gonzalez under which all prior agreements were terminated, and the Company agreed to pay Justin Gonzalez $250,000 on or prior to August 29, 2024, to satisfy all accrued obligations owed in the aggregated amount of $492,777. In the event, the Company fails to the settlement amount when due, such amount will increase by 200% and will begin to accrue interest at a rate of ten percent (10%) per annum. Pursuant to the settlement agreement, the Company recognized approximately $243,000 of gain on debt settlement, which is presented under additional paid in capital in the balance sheet as of December 31, 2022, as it was considered a capital transaction due to the related party nature of the transaction.

The balance of accrued compensation pursuant to the terms of the resignation and settlement agreement is $250,000 and is presented in the related party liabilities (non-current) in the consolidated balance sheet as of December 31, 2022.

On September 7, 2022, the Company entered into an employment agreement with Justin Gonzalez as Chief Operating Officer. Pursuant to the employment agreement, Justin Gonzalez will receive an annual salary of $100,000, which may be paid by the issuance of shares of the Company’s Series A preferred stock. The Company incurred a total of $25,000 of compensation for the year ended December 31, 2022, of which $25,000 has been accrued and presented as related party liabilities as of December 31, 2022.

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

On September 7, 2022, Eric Watson resigned from his position of Chief Operating Officer. The Company entered into a resignation and settlement agreement with Eric Watson under which all prior agreements were terminated, and under which, the Company agreed to pay Eric Watson $125,150 of shares of the Company Series A to satisfy all accrued obligations owed in the aggregated amount of $250,290. The Company has agreed to repurchase the shares of Series A Preferred Stock by August 29, 2024. In the event, the Company fails to the settlement amount when due, such amount will increase by 200% and will begin to accrue interest at a rate of ten percent (10%) per annum.

Pursuant to the settlement agreement, the Company recognized approximately $125,000 of gain on debt settlement, which is presented under additional paid in capital in the balance sheet as of December 31, 2022, as it was considered a capital transaction due to the related party nature of the transaction.

During the year ended December 31, 2022, the Company accrued a total of $108,000 in wages and accrued approximately $7,300 of interest on unpaid compensation. The Company has not paid any compensation to its former Chief Operating Officer during the year ended December 31, 2022.

Johann Loewen, Former Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of December 31, 2022, and 2021, but the $50,000 liability related to the 5,000 shares of Series A was previously recorded as stock payable in the Company’s consolidated balance sheet as of December 31, 2021, which was fully reversed upon the execution of the settlement agreement in September 2022.

On September 7, 2022, Johann Loewen resigned from his position as director of the Company. The Company entered into a resignation and settlement agreement with Johann Loewen under which all prior agreements were terminated, and under which, the Company agreed to pay Johann Loewen $3,140 on or prior to March 1, 2023, to satisfy all accrued obligations owed in the aggregated amount of $53,140. In the event, the Company fails to the settlement amount when due, such amount will increase by 200% and will begin to accrue interest at a rate of ten percent (10%) per annum.

Pursuant to the settlement agreement, the Company recognized approximately $50,000 of gain on debt settlement, which is presented under gain on settlement of debt in the consolidated statement of operations for the year ended December 31, 2022.

Edouard Beaudette, Former Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to a one-time 5,000 shares of Series A at a stated value of $10.00 per share. Under the director agreement, no shares have been issued as of December 31, 2022, and 2021, but the liability is recorded as stock payable in the Company’s consolidated balance sheet for a total amount of $50,000 as of December 31, 2022.

Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash. Edouard Beaudette is to implement and manage the Company’s strategy, plan and executed product launch. Under this consulting agreement, no shares have been issued and no cash has been paid during the years ended December 31, 2022, and 2021, but the liability is recorded as stock payable in the Company’s consolidated balance sheet for a total amount of $100,000 as of December 31, 2022.

Paul Goyette, Director

On September 29, 2022, the Board of Directors of the Company appointed Paul Goyette to serve as a director of the Company.

Pursuant to his director agreement, Paul Goyette will be paid a cash fee of $2,000 per meeting and be issued 10,000 shares of the Company’s Series A Preferred Stock for stated value of $100,000. No shares of Series A were issued as of December 31, 2022. The Company accrued $100,000 of stock payable as of December 31, 2022, which is presented under stock payable in the Company shareholders’ deficit.

NOTE 8 – PREFERRED STOCK

On March 2, 2020, the Company filed an amendment to the Oklahoma Certificate of Designation to increase the Series A Convertible Preferred Stock, with a par value of $0.0001 to 20,000,000 shares authorized. The Company’s preferred stock at December 31, 2022, consisted of 20,000,000 authorized Series A preferred shares, and 2,500 Series B preferred shares, all with a par value of $0.0001 per share.

As of December 31, 2022, and December 31, 2021, 6,662,422 and 6,889,410 shares of Series A Preferred Stock were issued and outstanding and 2,000 and 1,000 of Series B Preferred Stock were issued and outstanding, respectively.

Series A

The Series A preferred stock (“Series A”) have no voting rights and have no dividends and in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, each share of Series A has a stated value of $10 per share. Each share of Series A is convertible to common stock at the closing price of common on the date of conversion based on the stated value of $10 per share.

The Company currently does not have a sufficient number of unissued authorized shares of common stock to permit the conversion of all of the outstanding shares of Series A Preferred Stock. As of December 31, 2022, the Company had 26,670,312,307 shares of common stock available for issuance. Based on the closing price of our common stock of $0.0002 per share as of December 31, 2022, the 6,662,422 shares of Series A Preferred Stock outstanding on such date would convert into approximately 333,121,100,000 shares of common stock.

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

For the year ended December 31, 2022

During the year ended December 31, 2022, 254,058 shares of Series A Preferred stock were converted to 2,929,176,111 common shares in accordance with the conversion terms.

For the year ended December 31, 2021

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

On November 16, 2022, the Company approved to increase the number of shares authorized from 1,000 to 2,500.

Each share of Series B preferred stock (“Series B”) is equal to and counted as four (4) times the votes of all of the shares of the Company’s common stock. The stated value of Series B is $0.0001. The Series B have no conversion right, are not entitled to dividends and have no value in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.

On March 2, 2020, Justin Gonzalez, the Company’s former Chief Executive Officer, was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020.

During the year ended December 31, 2022, the Company issued 1,000 Series B to the Company’s new Chief Executive Officer for no consideration.

NOTE 10 – COMMON STOCK

The Company’s common stock at December 31, 2022, consisted of 30,000,000,000 authorized common shares with a par value of $0.0001 per share. On March 3, 2022, the Company filed an amended Certificate of incorporation with the Secretary of State of Oklahoma to increase the authorized common shares to 30,000,000,000.

As of December 31, 2022, and 2021, there were 3,329,687,693 and 400,511,582 shares of common stock issued and outstanding, respectively.

For the year ended December 31, 2022:

During the year ended December 31, 2022, the Company issued 2,929,176,111 shares of common stock from the conversion of 254,058 shares of Series A Preferred in accordance with the conversion terms.

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

NOTE 11 – INCOME TAX

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2022:

December 31,
2022
Net operating loss	$5,268,114
Statutory rate	21%
Expected tax recovery	1,106,304
Change in valuation allowance	(1,106,304)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	1,106,304
Less: valuation allowance	(1,106,304)
Net deferred tax asset	$—

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Employee Agreements

Mr. William Reed, Chairman, Chief Executive Officer, President, Secretary, Treasurer, and Director

On September 7, 2022, the Company appointed William Reed as Chairman, Chief Executive Officer, President, Secretary, Treasurer, and Director of the Company. The Company and Mr. Reed entered into an employee agreement that includes an annual salary of $200,000.

Mr. Justin Gonzalez, Former Chief Executive Officer, President, Secretary, Treasurer, and a Director

On September 7, 2022, March 2, 2020, the Company also entered into a resignation and settlement agreement under which the Company will pay Mr. Gonzalez $250,000 on or prior to August 29, 2024, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid wages. In the event the Company fails to pay the settlement amount when due, such amount will increase by 200% and begin to accrue interest at the rate of 10% per annum.

Lease

On December 31, 2022, the Company entered into a commercial lease agreement for corporate office located at 175 Joerschke drive, Grass Valley, CA 95945. The lease has a term of one year from January 1, 2023 to December 31, 2023 with a monthly rent of approximately $400.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company issued 166,500,000 shares of common stock following the conversion of 1,665 shares of Series A preferred stock.

Subsequent to December 31, 2022, the Company issued 30,000 shares of Series A preferred stock with a stated value of $300,000 pursuant to a consulting agreement.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

Name	Age	Position with the Company	Position Held Since
William Reed	44	Chairman, President, Chief Executive Officer, and Treasurer	September 7, 2022
Justin Gonzalez	41	Director	March 2, 2020
Paul Goyette	61	Director	September 29, 2022

Biographical Information

William Reed

Mr. Reed, 44, previously served as the Chief Operating Officer of Gold Mountain Distribution, a logistics management solution for the cannabis industry since March 2018. Mr. Reed also founded the Cali Care Group in 2010 and continues to serve as its principal owner and officer.

Justin Gonzalez

Mr. Gonzalez has over 20 years of executive experience as an entrepreneur owning several different businesses during his career. He has also been a Vice President at LogiChem Solutions SA, an Ecuadorian based chemical and water bottling company, since March 2009. With specific experience in water treatment, chemical formulation, and extraction sciences, Mr. Gonzalez has been a strategic advisor in the oil and gas, water bottling, waste-water treatment, and food and beverage industries. As chief technical officer and adviser to several companies, he has an intimate knowledge of product and consumer trends and has designed and built large facilities for chemical manufacturing, bottling water, and botanical extractions. Currently he is a partner of an equipment manufacturing and systems integration company, Lave Systems Corporation, that produces systems for the food and beverage industry. Mr. Gonzalez graduated from the University of Louisiana in 2004 with a B.A. in History and English. Mr. Gonzalez was appointed to serve as our Chief Executive Officer and Chairman pursuant to the terms of the Asset Purchase Agreement, dated February 10, 2020, under which we purchased all the assets, and assumed all of the liabilities of Matrix of Life Tech Trust, an Oregon trust. Mr. Gonzalez was the trustee and sole beneficiary of the Matrix of Life Tech Trust at the time of the transaction.

On September 7, 2022, Justin Gonzalez resigned from his position of Chief Executive Officer. Justin Gonzalez will continue to serve as a director and Chief Operating Officer of the Company

Paul Goyette

Paul Goyette is a director of the company. He is an attorney that has been practicing law since 1988. He is currently the CEO of Goyette, Ruano & Thompson, Inc., a California based law firm that he founded in 1992.

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

Director Nominations

As of December 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. We first became subject to the reporting requirements of Exchange Act following the end of December 31, 2022.

Item 11. Executive Compensation.

The following executives of the Company earned compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
William Reed	2022	$66,667		$150,000	(1)	—	216,667
President, Chief Executive Officer, Secretary, Treasurer	2021	$—		$—		—	—

Justin Gonzalez	2022	166,666	(2)	—		—	166,666
Former President, Chief Executive Officer, Secretary, Treasurer	2021	200,000		—		—	200,000

Eric Watson	2022	$108,000		—		—	108,000
Former Chief Operating Officer	2021	$162,000		$109,510		—	271,510

(1)	On September 7, 2022, the Company entered into an employment agreement with a one-year term and an annual compensation of $200,000 per year and the issuance of 15,000 shares of Series A preferred stock with a stated value of $150,000. No compensation was paid in the year ended December 31, 2022.

(2)	On September 7, 2022, the Company entered into a settlement agreement with Justin Gonzalez, under which, the Company agrees to pay $250,000 on or prior to August 29, 2024, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid wages. In the event the Company fails to pay the settlement amount when due, such amount will increase by 200% and begin to accrue interest at the rate of 10% per annum. Pursuant to his employment agreement as former Chief Executive Officer, the Company accrued $141,666 during the year ended December 31, 2022. The Company paid $18,771 of compensation under his former Chief Executive Officer agreement. The Company executed an employment with Justin Gonzalez as its new Chief Operating Officer for a total annual compensation of $100,000. The Company accrued $25,000 pursuant to this employment agreement during the year ended December 31, 2022.

Employment Contracts

William Reed (New Chief Executive Officer, President, Secretary, Treasurer and Chairman)

We are a party to an Employment Agreement dated September 7, 2022, with William Reed pursuant to which William Reed serves as our Chief Executive Officer, President, Secretary, Treasurer and Chairman. The Employment Agreement provides for payment of an annual base salary of $200,000 and has an initial term of one year, which may be paid by the issuance of shares of the Company’s Series A Preferred Stock, and the issuance of 15,000 shares of the Company’s Series A Preferred Stock with a stated value of $150,000.

Justin Gonzalez (Former Chief Executive Officer and a director)

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

The Company also entered into a resignation and settlement agreement with Mr. Gonzalez under which all prior agreement between him and the Company was terminated, and under which the Company will pay Mr. Gonzalez $250,000 on or prior to August 29, 2024, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid salary. In the event the Company fails to pay the settlement amount when due, such amount would increase by 200% and begin to accrue interest at the rate of 10% per annum.

Outstanding Equity Awards at Fiscal Year End

We did not have any outstanding options or unvested shares of stock held by our named executive officer as of the end of our fiscal year ended December 31, 2022.

Compensation of Directors

The following table summarizes the compensation paid or accrued by us to our directors that are not named executive officers for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	Stock Award	Total
Edouard Beaudette (former director) (1)	$—	$80,000	$80,000
Johann Loewen (former director) (2)	$—	$—	$—
Paul Goyette (3)	$—	$100,000	$100,000

(1)	Mr. Beaudette was appointed a director on October 15, 2021. The term of the director agreement is one (1) year. The Company accrued 5,000 shares of our Series A Preferred Stock with $10 stated value upon his appointment and recorded as stock payable as of December 31, 2021. We have agreed to compensate Mr. Beaudette approximately $250 per meeting attended in person or by telephone. Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash. The Company accrued $80,000 stock payable under this consulting agreement. On September 3, 2022, Mr. Beaudette resigned from his position of director and the consulting agreement terminated.

(2)	Mr. Loewen was appointed a director on September 22, 2021, and the Company accrued 5,000 shares of our Series A Preferred Stock upon his appointment. We have agreed to compensate Mr. Loewen $250 per meeting attended in person or by telephone. On September 7, 2022, Mr. Loewen resigned from his position of director and the Company will pay Mr. Loewen $3,140 on or prior to March 1, 2023, to satisfy unpaid consulting fees owed to him in the amount of $53,140. In the event the Company fails to pay the settlement amount when due, such amount will increase by 200% and begin to accrue interest at the rate of 10% per annum.

(3)	Mr. Goyette was appointed a director on October 1, 2022, and the Company agreed to compensate Mr Goyette $2,000 per Board meeting attendance. Upon execution of this agreement the Director will receive 10,000 Preferred Series A Shares in value of $100,000 under the terms and conditions set forth in the Certificate of Designation. No shares of Series A have been issued as of December 31, 2022. The Company accrued $100,000 of stock payable under his agreement as of December 31, 2022.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The financial impact of such reimbursement has been immaterial during the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of April 14, 2023, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock or Series A Preferred Stock, (ii) each executive officer and director and (iii) all executive officers and directors as a group.

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

The table assumes a total of 3,496,187,693 shares of our common stock outstanding and 6,690,757 shares of our Series A Preferred Stock outstanding, and 2,000 shares of our Series B Preferred Stock, as of April 14, 2023. Unless otherwise indicated, the address of each of the executive officers and directors named below is c/o Boon Industries, Inc., 110 Spring Hill Drive, Suite 16, Grass Valley, CA 95945.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Executive Officers and Directors:
William Reed (New Chief Executive Officer and director)	—	—	15,000	(1)	—	(1)
Justin Gonzalez (former Chief Executive Officer and a director) (2)	33,333,333	0.95%	355,000		—	(2)
Eric Watson (former Chief Operating Officer)	3,535,422		12,515		18.8%
Paul Goyette (director)	—		—		—
All directors and executive officers as a group	33,333,333	0.95%	370,000		—	(1)(2)
James Frack - 5% Holders (3)	—	—	4,687,747		—

(1)	The shares of Series A are convertible into common stock at the stated value of $10 per share. Based on the December 31, 2022 stock price, the 15,000 shares of Series A would result in the issuance of 750,000,000 shares of common stock, which represents approximately 21.5% of the shares issued and outstanding as of December 31, 2022. In addition, William Reed owns 1,000 shares of Series B preferred stock, which have a de minimis fair value. Such Series B shares do not have any conversion feature. The vote of each share of Series B Preferred Stock is equal to four times the votes of all shares of the common stock and all other preferred stock outstanding at the time of any vote or consent of the shareholders regarding any matter submitted to a vote of the shareholders.

(2)	The shares of Series A Preferred Stock includes 300,000 shares held by Eaucentrix LLC, of which Mr. Gonzalez is the managing member. In addition, Mr. Gonzalez directly owns 55,000 series A preferred stock. Based on the December 31, 2022 stock price, the 355,000 shares of Series A would result in the issuance of 17,750,000,000 shares of common stock. In addition, Mr. Gonzalez owns 1,000 shares of the Company’s Series B Preferred Stock. The vote of each share of Series B Preferred Stock is equal to four times the votes of all shares of the common stock and all other preferred stock outstanding at the time of any vote or consent of the shareholders regarding any matter submitted to a vote of the shareholders.

(3)	The shares of Series A Preferred Stock are convertible at their stated value of $46,877,470 into shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Matrix Acquisition: Justin Gonzalez (Former Chief Executive Officer)

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

License Agreements (Former Chief Executive Officer)

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

Acquisition of Cal Care Group Inc (New Chief Executive Officer)

On September 7, 2022, the Board of Directors of the Company appointed William Reed to serve as its Chief Executive Officer, President, Treasurer and Chairman of the Board.

On October 1, 2022, the Company entered into a share exchange agreement (“Share Agreement”), with Cal Care Grp, Inc. and William Reed, as the sole shareholder of Cal Care. Cal Care Grp, Inc. is a licensed delivery and distribution company with locations in Southern and Northern California. The Share Agreement provides for the acquisition by the Company of all of the outstanding shares of Cal Care from Mr. Reed, in consideration of the issuance to Mr. Reed of 500,000 shares of the Company’s Series A Preferred Stock. No shares of Series A have been issued at year end. The transaction will only become effective upon exchange of the agreed-upon consideration, which did not occur at December 31, 2022.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition our two officers (William Reed and Justin Gonzalez) would not be considered an independent director.

The Company hired two independent directors Edouard Beaudette and Johann Loewen, respectively on October 15, 2021, and September 22, 2021, respectively. On August 3, 2022, Edouard Beaudette submitted a letter of resignation, resigning as a director of the Company effective September 3, 2022. On September 7, 2022, Johann Loewen resigned from his position as a director of the Company. On October 1, 2022, the Company hired one independent director Paul Goyette.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by BF Borgers CPA PC for the years ended December 31, 2022, and 2021:

	Year ended December 31,
	2022	2021
Audit Fees	$56,000	$20,000

Audit-Related Fees	$—	$—

Tax Fees	$—	$—

All Other Fees	$—	$—

We do not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by BF Borgers CPA PC. During 2022 and 2021, no services were provided to us by BF Borgers CPA PC other than audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated February 10, 2020, among Leap of Faith Beverage, Inc., Boon Industries, Inc., and Leap of Faith Beverage Merger Sub, Inc. (incorporated by reference from exhibit 2.1 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021)

2.2	Asset Purchase Agreement dated February 10, 2020, among Boon Industries, Inc. Matrix of Life Tech, Trust (incorporated by reference from exhibit 2.2 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021)

3.1.1	Articles of Incorporation of Boon Industries, Inc. dated March 2, 2020 (incorporated by reference from exhibit 3.1.1 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

3.1.2	Certificate of Designation of Series A Preferred Stock of Boon Industries, Inc. (incorporated by reference from exhibit 3.1.2 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021)

3.1.3	Certificate of Designation of Series B Preferred Stock of Boon Industries, Inc. (incorporated by reference from exhibit 3.1.3 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021)

3.2	Bylaws (incorporated by reference from exhibit 3.2 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

4.1	Description of securities

10.1†	Employment Agreement dated March 2, 2020, between Boon Industries, Inc. and Justin Gonzalez (incorporated by reference from exhibit 10.1 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.2†	Employment Agreement dated March 2, 2020, between Boon Industries, Inc. and Eric Watson (incorporated by reference from exhibit 10.2 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.3†	Employment Agreement dated September 7, 2022, between Boon Industries, Inc. and William Reed (Incorporated by reference from exhibit 10 to our current report on Form 8-K, filed with the SEC on August 3, 2022).

10.4†	Director Agreement dated September 29, 2022, between Boon Industries, Inc. and Paul Goyette (Incorporated by reference from exhibit 10.2 to our current report on Form 8-K, filed with the SEC on September 30, 2022).

10.5	Commercial Lease Agreement dated January 1, 2020, between Lave Systems Corporation and Justin Gonzalez for 110 Spring Hill Drive, Grass Valley CA (incorporated by reference from exhibit 10.6 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.6	Amendment to Lease Agreement, dated January 1, 2020, between Lave Systems Corporation and Boon Industries, Inc. for 110 Spring Hill Drive, Grass Valley CA (incorporated by reference from exhibit 10.7 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.7	Lease agreement dated September 1, 2015, between Doris Notter and Matrix of Life Tech, for the product production and water bottling facility in Grants Pass, Oregon (incorporated by reference from exhibit 10.8 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.8	Contractor Agreement with Daren Correll (incorporated by reference from exhibit 10.9 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.9	Eaucentrix LLC Exclusive Technology License Agreement (incorporated by reference from exhibit 10.10 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.10	Exclusive distribution and licensing agreement with C Group LLC (incorporated by reference from exhibit 10.11 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.11	Director Agreement dated September 22, 2021, between Boon Industries, Inc., and Johann Loewen (incorporated by reference from exhibit 10.12 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.12	Director Agreement dated October 15, 2021, between Boon Industries, Inc and Edouard Beaudette (incorporated by reference from exhibit 10.13 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

10.13	Agreement with Integrity Media (incorporated by reference from exhibit 10 to our registration statement on Form 10-12G/A, filed with the SEC on January 31, 2022).

10.14	Share exchange agreement among Cal Care Group Inc., William Reed and the Company dated October 1, 2022 (incorporated by reference from exhibit 10.1 to our current report on Form 8-K/A, filed with the SEC on October 24, 2022).

10.15	Director Agreement dated October 11, 2022, between Boon Industries, Inc and Paul Goyette (incorporated by reference from exhibit 10.2 to our current report on Form 8-K/A, filed with the SEC on October 24, 2022).

10.16	Agreement and plan of merger dated December 13, 2022, between Boon Industries, Inc and Curascientific Corp (incorporated by reference from our proxy statement on Form DEF 14C, filed with the SEC on December 19, 2022).

11.1	MicroChem Laboratory Final Study Report on DiOx+ (incorporated by reference from exhibit 11.1 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

11.2	Q Labs Final Study Report on DiOx+ (incorporated by reference from exhibit 11.2 to our registration statement on Form 10-12G, filed with the SEC on December 13, 2021).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this []th day of April, 2023.

BOON INDUSTRIES, INC.

By:	/s/ William Reed
William Reed, President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
(Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	April [], 2023
William Reed	(Principal Executive, Financial and Accounting Officer)

/s/ Justin Gonzalez	Chief Operating Officer and Director	April [], 2023
Justin Gonzalez