Form 10-Q
period 2023-03-31
CuraScientific Corp.
filed 2023-05-12
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56325

CuraScientific Corp.
(Exact name of registrant as specified in its charter)

Oklahoma	84-5079920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51544 Cesar Chavez Street, Coachella, California 92236
(Address of principal executive offices) (Zip Code)

(909) 435-1642
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: N/A

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

As of May 10, 2023, the registrant had 6,992,375 (post reverse split) shares of common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CuraScientific Corp.

Consolidated Balance Sheets
As of March 31, 2023 (unaudited), and December 31, 2022

	March 31,(*)	December 31,(*)
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$502	$130
Prepaid expenses and other assets	27,062	39,738
Total Current Assets	27,564	39,868

Property and equipment, net	83,164	86,917
Capitalized licensing fees, net	1,275,000	1,425,000

TOTAL ASSETS	$1,385,728	$1,551,785

LIABILITIES
Current Liabilities:
Accounts payable	$373,754	$330,489
Convertible notes payable, net of discount	150,000	150,000
Loans payable	123,543	2,487,314
Accrued interest	94,090	86,816
Derivative liability	215,378	1,026,942
Related party liabilities	178,997	103,997
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 7,000,757 and 6,662,422 shares issues and outstanding at March 31, 2023 and December 31, 2022, respectively	70,007,570	66,624,220
Total Current Liabilities	71,143,332	70,809,778

Related party Liabilities	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	71,393,332	71,059,778

Commitments and contingencies (note 10)

SHAREHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 2,500 shares authorized 2,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 2,000,000,000 shares authorized 6,992,375 and 6,659,375 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	699	666
Stock Payable	600,000	900,000
Additional paid in capital	(53,937,795)	(53,954,412)
Accumulated deficit	(16,670,508)	(16,454,247)
Total Shareholders’ Deficit	(70,007,604)	(69,507,993)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,385,728	$1,551,785

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reversed stock split, which was effective on April 24, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Sales	$—	$25,451
Cost of sales	—	8,285
Gross profit	—	17,166

Operating expenses
General and administrative	19,286	140,691
Stock-based compensation	—	175,000
Professional fees	52,464	46,823
Licensing fees	150,000	150,000
Salaries and wages	75,000	90,500
Depreciation	3,754	3,519
Total operating expenses	300,504	606,533

Loss from operations	(300,504)	(589,367)

Other income (expense)
Loss on settlement of debt	(722,687)	—
Change in fair value of derivative liability	811,564	(2,479,279)
Other income	2,640	—
Loss on Series A conversion	—	(1,130,595)
Interest expense, net	(7,274)	(368,294)
Other income (expense)	84,243	(3,978,168)

Loss before income taxes	(216,261)	(4,567,535)

Provision for income taxes	—	—

Net Loss	$(216,261)	$(4,567,535)

Basic and diluted net loss per share (*)	$(0.03)	$(2.57)
Weighted average common share outstanding, basic and diluted (*)	6,818,475	1,775,758

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reversed stock split, which was effective on April 24, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.
Consolidated Statement of Shareholders’ Deficit
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

For the Three Months Ended March 31, 2023

	Preferred Stock				Additional			Total
	Series B (*)		Common Stock (*)		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital (*)	Stock Payable	Deficit	Deficit
Balance at December 31, 2022	2,000	$—	6,659,375	$666	$(53,954,412)	900,000	$(16,454,247)	$(69,507,993)

Shares of common stock issued pursuant to conversion preferred stock	—	—	333,000	33	16,617	—	—	16,650
Preferred stock issued pursuant to consulting agreement	—	—	—	—	—	(300,000)	—	(300,000)
Net loss	—	—	—	—	—	—	(216,261)	(216,261)
Balance at March 31, 2023	2,000	$—	6,992,375	$699	$(53,937,795)	600,000	$(16,670,508)	$(70,007,604)

(*)	The number of shares and per share amounts have been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023

For the Three Months Ended March 31, 2022

	Preferred Stock				Additional			Total
	Series B (*)		Common Stock (*)		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital(*)	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	1,000	$—	801,023	$80	$(58,450,463)	250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion preferred stock	—	—	2,075,350	207	2,772,358	—	—	2,772,565
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	(4,567,535)	(4,567,535)
Balance at March 31, 2022	1,000	$—	2,876,373	$287	$(55,678,105)	400,000	$(15,753,668)	$(71,031,486)

(*)	The number of shares and per share amounts have been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(216,261)	$(4,567,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,754	3,519
Amortization of convertible debt discount	—	202,626
Loss on debt extinguishment	722,687	—
Amortization capitalized license fees	150,000	150,000
Fair value of Preferred stock issued with licensing agreements	—	—
Change in fair value of derivative liability	(811,564)	2,479,279
Stock-based compensation	—	175,000
Non-cash interest expense	—	115,156
Loss on Series A conversion	—	1,130,595
Decrease (increase) in operating assets and liabilities
Accounts receivable	—	13,453
Inventory	—	(3,955)
Prepaid and other assets	12,676	(2,000)
Accounts payable and accrued liabilities	56,807	29,811
Related party liabilities	75,000	82,484
Accrued interest	7,273	40,402
Net cash provided by (used in) operating activities	372	(151,165)

Cash flows from investing activities:
Acquisition of property & equipment	—	(14,914)
Net cash used in investing activities	—	(14,914)

Cash flows from financing activities:
Proceeds from convertible debt	—	145,394
Net cash provided by financing activities	—	145,394

Net increase in cash	372	(20,685)

Cash, beginning of period	130	23,360
Cash, end of period	$502	$2,675

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$—	$2,502
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Original debt discount conversion feature	$—	$145,329
Issuance of Series Preferred pursuant to consulting agreement	$300,000	$—
Common shares issued pursuant to Series Preferred conversion	$16,650	$—
Corporate expenses paid by investor	$13,542	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.

Notes to the Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Organization and Description of Business

CuraScientific Corp (“Cura,” the “Company,” “we,” “us” and “our”), formerly known as Boon Industries Inc., manufactures commercial chemical products with various applications in commercial sterilization for agriculture, warehousing, hospitality and medical facilities. DiOx+, our flagship product, is a disinfectant sterilizer that kills harmful pathogens without dangerous toxic exposure to the user or the environment. DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that protects the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation. DiOx+ is effective against aerobic and non-aerobic bacteria, viruses, molds, fungi, algae, protozoa, and spores.

Our proprietary chemical formulas and processes make DiOx+ ideal for sterilizing mission critical, high value medical equipment and disinfecting air and surfaces in laboratory and hospital environments. DiOx+ helps protect agricultural crops from disease, can be used in water treatment systems, and helps reduce operational costs in warehousing and distribution centers, and ecommerce support facilities.

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

On October 1, 2022, the Company executed a share exchange agreement with Cal Care Group, Inc. (“Cal Care”), a California Corporation with products and services in the cannabis retail, manufacturing, distribution, and delivery. Cal Care is a product and brand marketing company investing in operations with disruptive or hyper growth potential. Headquartered in San Jacinto, California, Cal Care’s core strategic business is its end-market access as a central player in the growing California cannabis delivery marketplace while developing its in-house cannabis production capacity to verticalize operations in the space. The Company intends to acquire all of the issued and outstanding shares of Cal Care in exchange for 500,000 Series A preferred shares of the Company. The transaction will only become effective upon exchange of the agreed upon consideration, which has not occurred at March 31, 2023. Both parties can unilaterally terminate such agreement until the agreed upon consideration is exchanged, which occurred during the second fiscal quarter of 2023 (see note 11).

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

The reverse stock split and name change became effective with FINRA (the Financial Industry Regulatory Authority) on April 24, 2023, whereupon the shares of CuraScientific common stock will begin trading on a split-adjusted basis.

On April 24, 2023, the trading symbol for our common stock will change to “BNOWD” for a period of 20 business days, after which our common stock will trade under our new trading symbol “CSTF”. All share and per share related numbers in these consolidated financial statements give effect to the reverse stock split, which was effective on April 24, 2023, before issuance of the consolidated financial statements.

The Reincorporation Merger did not result in any change in our headquarters, business, management, location of our any offices or facilities, number of employees, federal tax identification number, assets or liabilities (other than as a result of the costs incident to the Reincorporation Merger, which are not material). Management, including all directors and officers, remain the same immediately after the Reincorporation Merger.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company’s current liabilities exceeded its current assets by approximately $71.1 million. The Company has recorded a net loss of $216,261 for the three months ended March 31, 2023, has positive cash flow from operations of approximately $372, has an accumulated deficit of $16.7 million as of March 31, 2023, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or to achieve a profitable level of operations.

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

These consolidated financial statements do not give effect to adjustments to the amounts and classification to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable. inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities and loans payable approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at March 31, 2023, and December 31, 2022.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$215,378	$215,378
Total	$—	$—	$215,378	$215,378

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$1,026,942	$1,026,942
Total	$—	$—	$1,026,942	$1,026,942

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

Derivative
Liability
Balance December 31, 2022	$1,026,942

Change in estimated fair value	(811,564)

Balance March 31, 2023	$215,378

Derivative Liability

The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

March 31, 2023

Expected term	1 month
Exercise price	$0.00008
Expected volatility	342.01%
Expected dividends	None
Risk-free interest rate	4.74%
Forfeitures	None

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

During the three months ended March 31, 2023 and 2022, the Company recognized $0 and $25,451 of revenue, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2023.

Capitalized licensing fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2023 and 2022, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized licensing fees over the five-year term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2023 and 2022, there were no impairment losses recognized for long-lived assets.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of March 31, 2023, and December 31, 2022. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable. The Company did not recognize any bad debt expense during the three months ended March 31, 2023.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and determined that there are no accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023, and December 31, 2022:

	March 31,	December 31,
	2023	2022
Emulsification equipment	$163,651	$163,651
Leasehold improvements	6,877	6,877
Truck	10,000	10,000
	180,528	180,528
Less accumulated depreciation	(97,364)	(93,611)
	$83,164	$86,917

Depreciation expense was approximately $3,754 and $3,519 for the three months ended March 31, 2023 and 2022, respectively.

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

Intangible consisted of the following at March 31, 2023, and December 31, 2022:

	March 31,	December 31,
	2023	2022
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000

Gross Amount Capitalized Licensing fees	3,000,000	3,000,000
Less accumulated depreciation	(1,725,000)	(1,575,000)
	$1,275,000	$1,425,000

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $150,000 for the three months ended March 31, 2023 and 2022.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2023, and December 31, 2022, notes payable are comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2023	2022
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
						$150,000	$150,000
Debt discount						—	—
Notes payable, net of discount						$150,000	$150,000

Accrued interest						$53,409	$48,970

During the three months ended March 31, 2023, the Company recognized approximately $4,438 of interest on the existing promissory notes.

NOTE 6 – SHORT TERM LIABILITIES

As of March 31, 2023, and December 31, 2022, short term debt was comprised of the following:

	Original	Original	Due	Interest	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	2023	2022
Carolyn Hamburger (past maturity)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Maguire & Associate	1,008,919	9/30/2022	12/31/2022	0%	13,543	1,008,920
Maguire & Associate	1,368,394	9/30/2022	12/31/2022	0%	—	1,368,394
Total short-term liabilities					$123,543	$2,487,314
Accrued interest					$40,682	$37,846

Carolyn Hamburger

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of March 31, 2023, and December 31, 2022, the note had a principal balance of $100,000. Accrued interest totaled $28,307 and $25,841, as of March 31, 2023, and December 31, 2022, respectively.

During the three months ended March 31, 2023, the Company paid $0 of interest in cast and incurred $2,466 of interest. This note is currently past maturity, but no notice of default has been received by the Company as of March 31, 2023

Doris Notter

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of March 31, 2023, and December 31, 2022, the note had a principal balance of $10,000 and accrued interest of $12,374 and 12,004, respectively. No payment was made during the three months ended March 31, 2023. This note is currently past maturity, but no notice of default has been received by the Company as March 31, 2023.

Maguire and Associates Inc. #1

On September 30, 2022, Maguire and Associates Inc. converted all of the outstanding convertible notes from Optempus Investments LLC, Direct Capital Group, Inc., and C Group LLC for a total principal balance of $834,000 with the issuance of a non-interest promissory note in the amount of $1,008,920 with a maturity date of December 31, 2022. The note is secured with $1,100,000 of Preferred Series A with a stated value of $10 per share or 110,000 shares of Preferred Series A. Pursuant to the default provision, the Company issued 110,000 Series A preferred stock with a stated value of $1,100,000 for full settlement of the principal amount, which resulted in the recognition of $91,081 loss from debt extinguishment.

Maguire and Associates Inc. #2

On September 30, 2022, the Company executed a debt settlement agreement with Maguire & Associates, LLC, a holder of convertible notes in the aggregate principal amount of $1,368,394. Maguire accepted to cancel all of the convertible notes, inclusive of the principal and all accumulated interest and penalties in exchange for an interest free promissory note in the amount of $1,368,394. The principal is due on December 31, 2022 (“Due date”). The promissory note will be secured by 200,000 Shares of Preferred Series A with a stated value of $2,000,000. The secured Series A preferred stock will be fully earned if the Company fails to repay the promissory note at its due date. The Company may prepay the promissory note without any penalties. Pursuant to the default provision, the Company issued 200,000 Series A preferred stock with a stated value of $2,000,000 for full settlement of the principal amount, which resulted in the recognition of $631,606 loss from debt extinguishment.

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

During the three months ended March 31, 2023, the Company accrued wages of $50,000 and paid $0 of accrued compensation. The balance of accrued wages was $116,667 and $66,667 as of March 31, 2023 and December 31, 2022, respectively.

Mr. Justin Gonzalez, Former Chief Executive Officer and Newly Chief Operating Officer and a Director

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

The balance of accrued compensation pursuant to the terms of the resignation and settlement agreement is $250,000 and is presented in the related party liabilities (non-current) in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

On September 7, 2022, the Company entered into an employment agreement with Justin Gonzalez as Chief Operating Officer. Pursuant to the employment agreement, Justin Gonzalez will receive an annual salary of $100,000, which may be paid by the issuance of shares of the Company’s Series A preferred stock.

During the three months ended March 31, 2023, the Company incurred a total of $25,000 of compensation. The balance of accrued wages was $58,333 and $33,333 as of March 31, 2023 and December 31, 2022, respectively.

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

Johann Loewen, former Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of March 31, 2023 and December 31, 2022 but the $50,000 liability related to the 5,000 shares of Series A was previously recorded as stock payable in the Company’s consolidated balance sheet as of December 31, 2021, which was fully reversed upon the execution of the settlement agreement in September 2022.

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

There was no activity during the three months ended March 31, 2023.

Edouard Beaudette, former Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to one-time 5,000 shares of Series A at a stated value of $10.00 per share. Under the director’s agreement, no shares have been issued as of March 31, 2023 and December 31, 2022, but the liability is recorded as stock payable in the Company’s consolidated balance sheet for a total amount of $50,000 as of March 31, 2023.

Edouard Beaudette also executed a consulting agreement with the Company under which he is entitled to monthly compensation of 1,000 shares of Series A preferred stock per month and $2,500 in cash. Edouard Beaudette is to implement and manage the Company’s strategy, plan and executed product launch. Under this consulting agreement, no shares have been issued and no cash has been paid during the three months ended March 31, 2023, but the liability is recorded as stock payable in the Company’s consolidated balance sheet for a total amount of $100,000 as of March 31, 2023

There was no activity during the three months ended March 31, 2023.

Paul Goyette, Director

On September 29, 2022, the Board of Directors of the Company appointed Paul Goyette to serve as a director of the Company.

Pursuant to his director’s agreement, Paul Goyette will be paid a cash fee of $2,000 per meeting and be issued 10,000 shares of the Company’s Series A Preferred Stock for a stated value of $100,000. No shares of Series A were issued as of March 31, 2023 and December 31, 2022. The Company accrued $100,000 of stock payable as of March 31, 2023 and December 31, 2022, which is presented under stock payable in the Company shareholders’ deficit.

NOTE 8 – PREFERRED STOCK

The Company’s authorized preferred stock at March 31, 2023 was 25,000,000 shares of preferred, consisting of 20,000,000 authorized Series A preferred shares, and 2,500 Series B preferred shares, all with a par value of $0.0001 per share.

As of March 31, 2023, and December 31, 2022, 7,000,757 and 6,662,422 shares of Series A Preferred Stock were issued and outstanding and 2,000 of Series B Preferred Stock were issued and outstanding, respectively.

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

For the three months ended March 31, 2023

During the three months ended March 31, 2023, 1,665 shares of Series A Preferred stock were converted to 333,000 (166,500,000 pre reverse split) shares of common stock in accordance with the conversion terms.

During the three months ended March 31, 2023, the Company 310,000 Series A Preferred Stock with a stated value of $3,100,000 ($10 stated value per share) for the extinguishment of $2,377,313 of principal related to the promissory notes.

For the three months ended March 31, 2022

During the three months ended March 31, 2022, 164,197 shares of Series A Preferred stock were converted to 2,075,350 (1,037,674,922 pre reverse split) shares of common stock in accordance with the conversion terms.

Series B

On November 16, 2022, the Company approved to increase the number of shares authorized from 1,000 to 2,500.

Each share of Series B preferred stock (“Series B”) is equal to and counted as four (4) times the votes of all of the shares of the Company’s common stock. The stated value of Series B is $0.0001. Series B have no conversion rights, are not entitled to dividends and have no value in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.

On March 2, 2020, Justin Gonzalez, the Company’s former Chief Executive Officer, was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020.

There was no activity during the three months ended March 31, 2023.

NOTE 9 – COMMON STOCK

The Company’s common stock at March 31, 2023, consisted of 2,000,000,000 authorized common shares, 20,000,000 authorized Series A preferred shares, and 2,500 authorized Series B preferred shares, all with a par value of $0.0001 per share.

As of March 31, 2023, and December 31, 2022, there were 6,992,375 (3,496,187,693 pre reverse split) and 6,659,375 (3,329,687,693 pre reverse split) shares of common stock issued and outstanding, respectively.

For the three months ended March 31, 2023

During the three months ended March 31, 2023, 1,665 shares of Series A Preferred stock were converted to 333,000 (166,500,000 pre reverse split) shares of common stock in accordance with the conversion terms.

For the three months ended March 31, 2022

During the three months ended March 31, 2022, 164,197 shares of Series A Preferred stock were converted to 2,075,350 (1,037,674,922 pre reverse split) shares of common stock in accordance with the conversion terms.

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

Employment Agreements with Management

William Reed, newly appointed Chief Executive Officer, President, Secretary and Chairman of the Board

On September 7, 2022, the Board of Directors of the Company appointed William J. Reed to serve as the Chairman of the Board of the Company and as its Chief Executive Officer, President, and Secretary. In connection with his appointment as Chairman and Chief Executive Officer, Mr. Reed entered into an employment agreement with the Company with a one-year term, pursuant to which Mr. Reed will be paid an annual salary of $200,000, which may be paid by the issuance of shares of the Company’s Series A Preferred Stock, and issued $150,000 of shares of the Company’s Series A Preferred Stock. The Company issued 15,000 Series A preferred stock for a total fair value of $150,000 during the year ended December 31, 2022.

Mr. Justin Gonzalez, Former Chief Executive Officer, President, Secretary, Treasurer, and Director

On September 7, 2022, March 2, 2020, the Company also entered into a resignation and settlement agreement under which the Company will pay Mr. Gonzalez $250,000 on or prior to August 29, 2024, to satisfy accrued obligations owed to him in the aggregate amount of $492,777, consisting primarily of unpaid wages. In the event the Company fails to pay the settlement amount when due, the amount will increase by 200% and begin to accrue interest at the rate of 10% per annum.

Mr. Eric Watson, former Chief Operating Officer, and Director

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

On December 13, 2022, the company entered into a commercial lease for approximately 2,400 square feet of space, located at 175 Joerschke Drive, Suite R-2, Grass Valley, California. The lease has a term of one year, from January 1, 2023, through December 31, 2023, with a monthly rent of $395.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On October 1, 2022, the Company entered into a share exchange agreement, with Cal Care Group, Inc. (“Cal Care”), and William Reed, as the sole shareholder of Cal Care (the “Share Agreement”). Cal Care is a licensed delivery and distribution company with locations in southern and northern California. The Share Agreement provides for the acquisition by the Company of all of the outstanding shares of Cal Care from Mr. Reed, who is also the Company’s Chairman and Chief Executive Officer, in consideration of the issuance to Mr. Reed of 500,000 shares of the Company’s Series A Preferred Stock. The consideration exchanged on April 5, 2023. Cal Care will become a wholly owned subsidiary of CuraScientific Corp.

On April 25, 2023, the Company’s subsidiary, Cal Care will acquire Cannabis License(s) C9-0000183 (Retail), C11-0000327 (Distribution), and CDPH-10003817 (Manufacturing) in the State of California for a total consideration of $600,000. The new property lease is located at 75080 St. Charles Place, Suite B, Palm Desert, California. The Property Lease Agreement is a 5-year commitment at a cost of $ 3,000 per month plus utilities.

Subsequent to March 31, 2023, the Company issued 1,000 Series B to its Chief Executive Officer and 1,000 Series B shares to Justin Gonzalez, director and Chief Operating Officer for no consideration.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	For the Three Months ended March 31,
	2023	2022	Change ($)	Change (%)

Revenue	$—	$25,451	(25,451)	(100)%
Cost of revenue	—	8,285	(8,285)	(100)%
Gross profit	—	17,166	(17,166)	(100)%

Operating expenses	300,504	606,533	(306,029)	(50)%

Loss from operations	(300,504)	(589,367)	(288,863)	(49)%

Other income (expense)	84,243	(3,978,168)	(4,062,411)	(102)%

Net loss	$(216,261)	$(4,567,535)	$(4,351,374)	(95)%

Revenue

Revenue decreased by $25,451 or 100% from the previous year to $0 during the three months ended March 31, 2023, compared to $25,451 during the previous period. The Company has not generated any revenue during the three months ended March 31, 2023.

Cost of Revenue

The Company’s cost of sales was $0 for the three months ended March 31, 2023, a decrease of $8,285 or 100%, compared to $8,285 for the three months ended March 31, 2021. The Company did not generate any revenue during the three months ended March 31, 2023.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, and 2022, were $300,504 and $606,533, respectively. The decrease was primarily attributable to a decrease in share-based compensation expense by approximately $175,000 and a decrease in general and administrative expenses by approximately $121,405 as the Company reduced its cash flow pending further financing.

Other Income (Expense)

Other income for the three months ended March 31, 2023, was $84,243, compared to an expense of $3,978,168 for the three months ended March 31, 2022.

Other income for the three months ended March 31, 2023, consisted of $811,564 of income resulting from the change in fair value of the Company’s derivatives, $7,274 of interest expense, offset by $722,687 of loss from debt extinguishment.

Other expense for the three months ended March 31, 2022, consisted of $2,479,279 of expense resulting from the change in fair value of derivatives, $368,294 of interest expense, and $1,130,595 of loss on Series A Preferred Stock conversion to common stock.

Net Loss

Net loss for the three months ended March 31, 2023, was $216,261, compared to a net expense of $4,567,535 for the three months ended March 31, 2022. The increase in our net loss resulted from the changes outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of March 31, 2023, and December 31, 2022, was as follows:

	March 31, 2023	December 31, 2022
Current Assets	$27,564	$39,868
Current Liabilities	$71,143,332	$70,809,778
Working Capital Deficit	$(71,115,768)	$(70,769,910)

The overall working capital deficit increased from $70,769,910 at December 31, 2022, to $71,115,768 at March 31, 2023. The current liabilities primarily consist of accounts payable, loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The increase in working capital deficit is mainly attributable to the issuance of Series A Preferred stock pursuant to consulting agreement and settlement of existing debt obligation, offset by the reduction in loans payable and derivative liability during the three months ended March 31, 2023

The following is selected information from the statements of cash flow for the three months ended March 31, 2023:

	March 31	March 31
	2023	2022
Cash provided by (used in) Operating Activities	$372	$(151,165)
Cash used in Investing Activities	$—	$(14,914)
Cash provided by Financing Activities	$—	$145,394
Net increase (decrease) in Cash During Period	$372	$(20,685)

Going Concern

Our accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Our cash on hand at March 31, 2023 was less than $1,000. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Polices

There have been no material changes to our critical accounting policies, as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023.

Contingencies

For a discussion of contingencies, see Note 10, Commitments and Contingencies, to the Notes to the Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of the Quarterly Report.

Off-balance Sheet Arrangements

During the period ended March 31, 2023, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of March 31, 2023, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of March 31, 2023, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company issued an aggregate of 333,000 (166,500,000 pre reverse split) shares of common stock pursuant to the conversion of 1,665 Series A Preferred stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ William Reed	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	May 12, 2023
William Reed	(Principal Executive, Financial and Accounting Officer)