Form 10-Q
period 2023-06-30
CuraScientific Corp.
filed 2023-08-21
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56325

CuraScientific Corp.
(Exact name of registrant as specified in its charter)

Florida	84-5079920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 21, 2023, the registrant had 163,331,101 shares of common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

CuraScientific Corp.

Consolidated Balance Sheets

	June 30,	December 31,
	2023 (unaudited)	2022 (audited) (*)
ASSETS
Current Assets:
Cash and cash equivalents	$281,726	$130
Inventory	51,982	—
Prepaid expenses and other assets	18,400	39,738
Total Current Assets	352,108	39,868

Property and equipment, net	78,462	86,917
Right-of-use operating asset	120,389	—
Capitalized licensing fees, net	924,969	1,425,000

TOTAL ASSETS	$1,475,928	$1,551,785

LIABILITIES
Current Liabilities:
Accounts payable	$651,315	$330,489
Convertible notes payable, net of discount	335,300	150,000
Lease liability - current	21,243	—
Loans payable	133,253	2,487,314
Accrued interest	120,657	86,816
Derivative liability	461,840	1,026,942
Related party liabilities	230,671	103,997
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 7,370,429 and 6,662,422 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	25,059,459	66,624,220
Total Current Liabilities	27,013,738	70,809,778

Related party Liabilities	250,000	250,000
Lease liability, non-current	99,146	—
Total Non-Current Liabilities	349,146	250,000

Total Liabilities	27,362,884	71,059,778

Commitments and contingencies (note 11)

SHAREHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 2,500 shares authorized 2,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 2,000,000,000 shares authorized 148,704,795 and 6,659,375 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14,870	666
Stock Payable	1,600,000	900,000
Additional paid in capital	(50,539,635)	(53,954,412)
Retained earnings (Accumulated deficit)	23,037,809	(16,454,247)
Total Shareholders’ Deficit	(25,886,956)	(69,507,993)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,475,928	$1,551,785

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 (**)	2022	2023 (**)	2022

Sales	$441,377	$8,983	$822,127	$34,434
Cost of sales	219,692	4,229	456,629	12,514
Gross profit	221,685	4,754	365,498	21,920

Operating expenses
General and administrative	221,045	126,844	335,780	267,535
Stock-based compensation	600,000	115,000	600,000	290,000
Professional fees	53,884	44,683	106,349	91,506
Licensing fees	275,031	150,000	425,031	300,000
Impairment loss	1,275,000	—	1,275,000	—
Salaries and wages	139,001	90,500	250,369	181,000
Depreciation	4,702	4,236	8,455	7,755
Total operating expenses	2,568,663	531,263	3,000,984	1,137,796

Loss from operations	(2,346,978)	(526,509)	(2,635,486)	(1,115,876)

Other income (expense)
Loss on settlement of debt	—	—	(722,687)	—
Change in fair value of liability	45,344,831		45,344,831	—
Other income	—	—	2,640	—
Change in fair value of derivative liability	(218,891)	2,120,071	592,673	(359,208)
Loss on Series A conversion	(1,469,800)	(384,545)	(1,469,800)	(1,515,140)
Interest expense, net	(34,216)	(445,313)	(41,490)	(813,607)
Other income (expense)	43,621,924	1,290,213	43,706,167	(2,687,955)

Income (Loss) before income taxes	41,274,946	763,704	41,070,681	(3,803,831)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$41,274,946	$763,704	$41,070,681	$(3,803,831)

Basic net income (loss) per share (*)	$0.38	$0.20	$0.39	$(0.77)
Diluted net income (loss) per share (*)	$0.29	$0.20	$0.28	$(0.77)
Weighted average common share outstanding, basic (*)	105,965,766	4,001,453	106,123,117	4,965,476
Weighted average common share outstanding, diluted (*)	142,438,790	4,001,453	142,596,141	4,965,476

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

(**)	Cal Care Group and CuraScientific Corp results of operations are combined as of the beginning of the period or January 1, 2023, since it was determined that there was a change in the reporting entity pursuant to ASC 250-10-45-21 and the transaction was accounted for under ASC 805-50 Common control Transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.

Consolidated Statement of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

For the Three and Six Months Ended June 30, 2023

	Preferred Stock				Additional			Total
	Series B		Common Stock (*)		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital (*)	Stock Payable	Deficit (**)	Deficit (**)
Balance at December 31, 2022	2,000	$—	6,659,375	$666	$(53,954,412)	900,000	$(16,454,247)	$(69,507,993)

Shares of common stock issued pursuant to conversion preferred stock	—	—	333,000	33	16,617	—	—	16,650
Preferred stock issued pursuant to consulting agreement	—	—	—	—	—	(300,000)	—	(300,000)
Net loss (*)	—	—	—	—	—	—	(204,265)	(204,265)
Balance at March 31, 2023	2,000	$—	6,992,375	$699	$(53,937,795)	600,000	$(16,658,512)	$(69,995,608)

	Preferred Stock				Additional			Total
	Series B		Common Stock		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Income (Deficit)	Income (Deficit)
Balance at March 31, 2023	2,000	$—	6,992,375	$699	$(53,937,795)	$600,000	$(16,658,512)	$(69,995,608)

Shares of common stock issued pursuant to conversion of preferred stock	—	—	141,712,420	14,171	3,358,909	—	—	3,373,080
Proceeds from issuance of convertible notes allocated to embedded warrants	—	—	—	—	39,251	—	—	39,251
Preferred stock issuable to a related party pursuant to director and employment agreements	—	—	—	—	—	300,000	—	300,000
Preferred stock issuable pursuant to a licensing agreement	—	—	—	—	—	600,000	—	600,000
Preferred stock issuable pursuant to settlement of debt	—	—	—	—	—	100,000	—	100,000
Acquisition of Cal Care Group	—	—	—	—	—	—	(1,578,625)	(1,578,625)
Net Income	—	—	—	—	—	—	41,274,946	41,274,946
Balance at June 30, 2023	2,000	$—	148,704,795	$14,870	$(50,539,635)	$1,600,000	$23,037,809	$25,886,956

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

(**)	Cal Care Group and CuraScientific Corp results of operations are combined as of the beginning of the period or January 1, 2023, since it was determined that there was a change in the reporting entity pursuant to ASC 250-10-45-21 and both entities were under common control under the entire period.

For the Three and Six Months Ended June 30, 2022

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	—	$—	1,000	$—	801,023	$80	$(58,450,463)	250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	2,075,350	207	2,772,358	—	—	2,772,565
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	—	—	(4,567,535)	(4,567,535)
Balance at March 31, 2022	—	$—	1,000	$—	2,876,373	$287	$(55,678,105)	400,000	$(15,753,668)	$(71,031,486)

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Stock Payable	Deficit	Deficit
Balance at April 1, 2022	—	$—	1,000	$—	2,876,373	$287	$(55,678,105)	400,000	$(15,753,668)	$(71,031,486)

Shares of common stock issued pursuant to conversion of preferred stock	—	—	—	—	2,316,336	232	1,045,923	—	—	1,046,155
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	90,000	—	90,000
Net loss	—	—	—	—	—	—	—	—	763,704	763,704
Balance at June 30, 2022	—	$—	1,000	$—	5,192,709	$519	$(54,632,182)	490,000	$(14,989,964)	$(69,131,627)

(***)	The number of shares and per share amounts have been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net Income (loss)	$41,070,681	$(3,803,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,455	7,755
Amortization of convertible debt discount	5,693	412,747
Loss on debt extinguishment	722,687	—
Amortization capitalized license fees	425,031	300,000
Impairment loss on intangible	1,275,000	—
Change in fair value of derivative liability	(592,673)	359,208
Change in fair value of Series A liability	(45,344,831)	—
Stock-based compensation	600,000	290,000
Non-cash interest expense	—	287,753
Loss on Series A conversion	1,469,800	1,515,140
Decrease (increase) in operating assets and liabilities
Accounts receivable	—	13,453
Inventory	49,588	(5,305)
Prepaid and other assets	22,418	—
Accounts payable	78,309	97,782
Related party liabilities	126,674	178,848
Accrued interest	33,841	93,299
Net cash used in operating activities	(49,327)	(253,151)

Cash flows from investing activities:
Cash paid for acquisition of licenses	(50,000)	—
Acquisition of fixed assets	—	(14,914)
Cash acquired from Cal Care common control transaction	126,738	—
Net cash provided by (used in) investing activities	76,738	(14,914)

Cash flows from financing activities:
Proceeds from convertible debt	244,475	245,394
Proceeds from promissory notes	9,710	—
Net cash provided by financing activities	254,185	245,394

Net increase (decrease) in cash	281,596	(22,671)

Cash, beginning of period	130	23,360
Cash, end of period	$281,726	$689

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$—	$3,336
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Common shares issued pursuant to Series Preferred conversion	$16,650	$—
Preferred stock issued pursuant to consulting agreement	$300,000	$—
Original debt discount related to new debt	$66,822	$357,501
Corporate expenses paid by investors	$13,542	$—
Acquisition of license with preferred stock	$1,000,000	$—
Initial recognition of right-of-use asset	$120,389	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.

Notes to the Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Organization and Description of Business

CuraScientific Corp (“Cura,” the “Company,” “we,” “us” and “our”), formerly known as Boon Industries Inc., ia a bioscience company that manufactures commercial chemical products with various applications in commercial sterilization for agriculture, warehousing, hospitality, and medical facilities. DiOx+, our flagship product, is a disinfectant sterilizer that kills harmful pathogens without dangerous toxic exposure to the user or the environment. DiOx+ is an activated chlorine dioxide (Cl02) broad spectrum disinfectant that protects the environment and human health from viruses, bacteria and harmful by-products left by other cleaning sanitizers, without a harsh smell or skin irritation. DiOx+ is effective against aerobic and non-aerobic bacteria, viruses, molds, fungi, algae, protozoa, and spores. The Company wholly owned subsidiary, Matrix of Life Tech Trust works with the Company with applications in the beverage and nutritional supplement industries, and water bottling operations in Grants Pass, Oregon, where it produces bottled water and a range of products for the health and wellness industry.

Cal Care Group, Inc. Acquisition

On October 1, 2022, the Company executed a share exchange agreement with Cal Care Group, Inc. (“Cal Care”) and William Reed, the Company’s President, Chief Executive Officer, director and controlling shareholder of the Company and sole shareholder of Cal Care. Cal Care is a California corporation with products and services in the cannabis retail, manufacturing, distribution, and delivery. Cal Care is a licensed delivery and distribution company with locations in Southern and Northern California. Headquartered in San Jacinto, California, Cal Care’s core strategic business is its end-market access as a central player in the growing California cannabis delivery marketplace while developing its in-house cannabis production capacity to verticalize operations in the space.

The Company acquired all of the issued and outstanding shares of Cal Care in exchange for 500,000 Series A preferred shares of the Company on April 5, 2023.

Although the agreement provided for closing on the same date the agreement was entered into, the promised contractual consideration, being the 500,000 shares of Series A preferred stock, were not issued to Mr. Reed until April 5, 2023. Accordingly, the Board of Directors of the Company concluded that the closing of the transactions under the agreement was not effective until April 5, 2023.

The Company accounted for this transaction as a common control business combination under ASC 805-50 Business Combinations Related Issues. The Company recognized the assets and liabilities at their carrying amounts in the financial statements of Cal Care on the date of transfer. The difference between the proceeds transferred and the carrying amounts of the net assets was considered equity transactions that was eliminated in consolidation, and no gain or loss was recognized in the consolidated financial statements of CuraScientific, Inc.

On April 25, 2023, Cal Care and JW Brands LLC executed an intellectual property license purchase under which Cal Care acquired three cannabis licenses C9-0000183 (Retail), C11-0000327 (Distribution), and CDPH-10003817 (Manufacturing) for a total consideration of $600,000.

The company operates under the licenses of JW Brands, LLC, including a cannabis retailer non-storefront license adult-use and medicinal (business name: JW BRANDS, LLC Palm Delivery License Number: C9-0000183-LIC License Type: Provisional Retailer Non storefront), a cannabis distributor license adult-use and medicinal License Number: C11-0000327-LIC, and a cannabis manufacturer license, and cannabis manufacturer license adult-use and medicinal (business name: JW BRANDS, LLC Palm Delivery License Number: CDPH-10003817-LIC License Type: Provisional Type-7: Volatile Solvent Extraction).

On May 24, 2023, Cal Care acquired the commercial microbusiness cannabis license C12-0000334 for a total consideration of $600,000 payable by the issuance of 60,000 shares of Series A with a stated value of $10 per share.

Holding Company Parent-subsidiary Formation

The Company was formerly known as Boon Industries Inc., a bioscience company that manufactures commercial chemical products with various applications in commercial sterilization for agriculture, warehousing, hospitality, and medical facilities. On March 2, 2020 Boon acquired Matrix of Life Tech Trust, an Oregon Trust, a Trust with ongoing operations (“Matrix’). For financial reporting purposes, the Matrix acquisition represents a capital transaction of Matrix of Life Tech Trust or a Business combination under common control accounted for under ASC 805-50, because the sellers of Matrix of Life Tech Trust controlled the Company before the merger and immediately following the completion of the transaction. As such, Matrix of Life Tech Trust is deemed to the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of Matrix of Life Tech Trust. Accordingly, the assets and liabilities and the historical operations that will be reflected in the Company’s ongoing financial statements will be those of Matrix of Life Tech Trust and will be recorded at the historical cost basis of Matrix of Life Tech Trust. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities, and results of operations of Matrix of Life Tech Trust after consummation of the merger. The Company’s historical capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by the Company in the merger while Matrix of Life Trust’s historical retained earnings will be carried forward. The historical financial statements of the Company before the Merger will be replaced with the historical statements of Matrix of Life Tech Trust before the merger in all future filings with the Securities and Exchange Commission, or “SEC”.

Reincorporation Merger

On November 8, 2022, the shareholders of the Company approved an agreement and plan of merger, pursuant to which the Company merged with and into CuraScientific corporation, a newly formed Florida corporation and a wholly owned subsidiary of the Company, which resulted in the Company’s reincorporation from the State of Oklahoma to the State of Florida and change the Company’s name to CuraScientific corporation.

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

On April 24, 2023, the trading symbol for our common stock changed to “BNOWD” for a period of 20 business days, after which our common stock will trade under our new trading symbol “CSTF”. All share and per share related numbers in these consolidated financial statements give effect to the reverse stock split, which was effective on April 24, 2023.

The Reincorporation Merger did not result in any change in our headquarters, business, management, location of our any offices or facilities, number of employees, federal tax identification number, assets, or liabilities (other than as a result of the costs incident to the Reincorporation Merger, which are not material). Management, including all directors and officers, remain the same immediately after the Reincorporation Merger.

Going concern, liquidity, and capital resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2023, the Company’s current liabilities exceeded its current assets by approximately $26.7 million. The Company has recorded a net income of $41.1 million for the six months ended June 30, 2023, of which $45.3 million is a non cash item resulting from the mark to market revaluation of the Company’s series A preferred stock liability, has negative cash flow from operations of approximately $49,000, has an accumulated profit of $23 million as of June 30, 2023 mainly due to the revaluation of the Company’s Series A liability, and has limited business operations, has operating loss of $2.6 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or to achieve a profitable level of operations.

The Company has arranged financing through convertible debts and intends to utilize the cash received to fund its operations. The Company plans to seek additional financing, if necessary, in private or public equity offering to secure future funding for operations until the Company becomes profitable. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at June 30, 2023, and December 31, 2022.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$461,840	$461,840
Total	$—	$—	$461,840	$461,840

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$—	$—	$1,026,942	$1,026,942
Total	$—	$—	$1,026,942	$1,026,942

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2023:

Derivative
Liability
Balance December 31, 2022	$1,026,942
New derivative	27,571
Change in derivative fair value	(592,673)
Balance June 30, 2023	$461,840

Derivative Liability

The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

June 30, 2023
Expected term	1 month – 1 year
Exercise price	$0.00008-$0.00820
Expected volatility	342%-658%
Expected dividends	None
Risk-free interest rate	4.74%-5.40%
Forfeitures	None

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control, and the assessment of volatility. The resulting effect on net income (loss) is therefore subject to significant fluctuation and will continue to be so until the Company’s variable rate debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

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

The Company uses the Black-Scholes pricing model to determine the fair value of the stock- based compensation that it grants to employees and non-employees. The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise price of the securities, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities. The selection of these criteria requires management judgment and may impact on the Company’s net income or loss. The computation of volatility is intended to produce a value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future. As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

The Company does not have any stock options as of June 30, 2023, and December 31, 2022.

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

Revenue is recognized when the control of the promised goods or services, through performance obligation, is transferred/provided to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the performance obligations.

The Company generates revenue from the sale of cannabis products, which is recognized at one point in time, at delivery.

For the three and six months ended June 30, 2023 and 2022, the sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue from sale of cannabis at one point in time	$441,377	$—	$822,127	$—
Service income at point in time	—	8,983	—	34,434
Total revenue	$441,377	$8,983	$822,127	$34,434

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2023.

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

For the six months ended June 30, 2023 and 2022, the Company recognized $1,275,000 of impairment loss related to the exclusive distribution and licensing agreement with C Group LLC.

During the six months ended June 30, 2023, the Company recognized $600,000 of capitalized licensing fee regarding the three licenses acquired from JW Brands LLC. The Company amortizes the capitalized licensing fees over the remaining legal term of the underlying licensing agreement.

During the six months ended June 30, 2023, the Company recognized $600,000 of capitalized licensing fee regarding the three licenses acquired from Chad Enterprises LLC. The Company amortizes the capitalized licensing fees over the remaining legal term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and six months ended June 30, 2023 and 2022, there were no impairment losses recognized for long-lived assets.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of June 30, 2023, and December 31, 2022. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable. The Company did not recognize any bad debt expense during the six months ended June 30, 2023.

Basic and Diluted Income (Loss) Per Share

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

The Company does not have any stock options or warrants as of June 30, 2023. The Company has approximately $524,859 of principal and accrued interest from convertible notes, of which $207,896 are currently convertible and have a conversion option in the money as of June 30, 2023. This would result in the issuance of 36,473,024 shares of common stock for the diluted income per share for the three and six months ended June 30, 2023.

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

Business Combinations under common control

Pursuant to ASC 805-50, a common-control transaction does not meet the definition of a business combination because there is no change in control over the net assets before and after the transaction. The accounting for these transactions is addressed in the “Transactions Between Entities Under Common Control”. The net assets are derecognized by the transferring entity and recognized by the receiving entity at the historical cost of the parent of the entities under common control. Any difference between the proceeds transferred or received and the carrying amounts of the net assets is recognized in equity in the transferring and receiving entities’ separate financial statements and eliminated in consolidation. The change in accounting principle is applied retroactively for all periods presented.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and determined that there are no accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
Emulsification equipment	$163,651	$163,651
Leasehold improvements	6,877	6,877
Truck	10,000	10,000
	180,528	180,528
Less accumulated depreciation	(102,066)	(93,611)
	$78,462	$86,917

Depreciation was $8,455 and $7,755 for the six months ended June 30, 2023 and 2022, respectively. Depreciation was approximately $4,702 and $4,236 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 4 – INTANGIBLE, NET

Intangible consisted of the following at June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000
Chad Enterprises LLC licensing fees	600,000	—
JW Brands LLC Licensing fees	600,000	—
Gross Amount Capitalized Licensing fees	4,200,000	3,000,000
Less accumulated depreciation	(2,000,031)	(1,575,000)
Less impairment of C-Group licensing fees	(1,275,000)	—
Licensing fees, net	$924,969	$1,425,000

C Group LLC

On May 13, 2020, we entered into an exclusive distribution and licensing agreement with C Group LLC, a former convertible notes holder, under which we intend to sell indoor agricultural growing pods utilizing C-Group’s proprietary technology to our existing and future customers. The growing pods are a self-contained 800 sq ft steel container consisting of computerized climate and irrigation control. Pursuant to this agreement, the Company issued 300,000 shares of our Series A Preferred Stock to Anthony Super, the President of C Group LLC.

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expense was $150,000 and $300,000 for the six months ended June 30, 2023 and 2022, respectively. The Company fully impaired the remaining carrying cost of $1,275,000 as of June 30, 2023. Such amount was reported as impairment loss in the Company’s consolidated statement of operation for the six months ended June 30, 2023.

JW Brands Licensing Agreement

On April 25, 2023, the Company, through its wholly owned subsidiary, executed a license agreement with JW Brands LLC (“JW”). JW is the owner of Cannabis licenses C9-0000183 (retail), C11-0000327 (Distribution), and CDPH-10003817 (Manufacturing) in good standing in the State of California, which the Company acquired for a total consideration of $600,000 worth of the Company’s shares of Series A. The Company issued 40,000 shares of common stock for a total stated value of $400,000 as of June 30, 2023. The balance of $200,000 is to be paid in $50,000 monthly increments commencing on June 1, 2023, and ending on September 1, 2023. The Company paid $50,000 as of June 30, 2023. The remaining amount owed is $150,000 and is reported under accounts payable in the consolidated balance sheet as of June 30, 2023. The Company amortized the capitalized licensing fees over the remaining legal term of such licenses. There was no impairment of such capitalized licensing fees for the six months ended June 30, 2023.

Amortization expense was approximately $174,600 for the six months ended June 30, 2023, and the remaining unamortized capitalized licensing fees was $425,421 as of June 30, 2023.

Chad Enterprises, LLC Licensing Agreement

On May 24, 2023, the Company, through its wholly owned subsidiary, executed a license agreement with Chad Enterprises, LLC (“Chad”). Chad is the owner of a commercial microbusiness Cannabis license C12-0000334, which the Company acquired for a total consideration of $600,000 worth of the Company’s shares of Series A. The license is for distributor, level 1 manufacturer, retailer non-storefront adult-use and medicinal and expires on December 31, 2023. The shares of Series A have not yet been issued as of June 30, 2023 and are reported under stock payable in the Company’s consolidated balance sheet as of June 30, 2023. There was no impairment of such capitalized licensing fees for the six months ended June 30, 2023.

Amortization expense was approximately $100,460 for the six months ended June 30, 2023, and the remaining unamortized capitalized licensing fees was $499,548 as of June 30, 2023.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2023, and December 31, 2022, notes payable are comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2023	2022
V Group (past maturity)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
1800 Diagonal Lending	57,750	6/2/2023	3/2/2024	9%	Variable	57,750	—
GS Capital Partners	125,000	6/2/2023	12/2/2023	8%	Fix	125,000	—
Fourth Man LLC	115,000	6/20/2023	6/20/2024	12%	Fix	115,000	—
						$447,750	$150,000
Debt discount						(112,450)	—
Notes payable, net of discount						$335,300	$150,000
Notes payable, current						$(335,300)	$(150,000)
Notes payable, non-current						$—	$—
Accrued interest						$77,109	$48,970

During the six months ended June 30, 2023, the Company recognized $28,139 of interest on the existing convertible promissory notes.

1800 Diagonal Lending (“diagonal”)

On June 2, 2023, the Company issued a convertible promissory note to Diagonal for $50,000 of cash consideration, net of $7,750 of financing costs and original issue discount, for principal amount of $57,750. The interest rate under the convertible promissory note is 9% per year or 22% upon an event of default, and the principal and all accrued but unpaid interest are due on March 2, 2024. The note is convertible at any time 180 days following issuance at a discount to market price. The note includes a prepayment feature at a premium of 28% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default. The note is not in default as of June 30, 2023. The Company incurred approximately $400 of interest during the six months ended June 30, 2023. The Company amortized through interest expense approximately $800 of debt discount from the original issue discount.

GS Capital Partners (“GS”)

On June 2, 2023, the Company issued a convertible redeemable promissory note to GS for cash proceeds of $110,000, net of $15,000 of financing costs and original issue discount for a principal amount of $125,000. The interest rate under the convertible promissory note is 8% per year or 24% upon an event of default, and the principal and all accrued but unpaid interest are due on December 2, 2023. The note is convertible at any time at a fixed conversion price. Upon an event of default, the note is convertible at a lower fixed conversion price or a variable rate. The note can be prepaid without penalty. Any sale event would result in a premium to the principal of 50%.

The Company incurred approximately $5,000 of interest during the six months ended June 30, 2023. The Company amortized through interest expense approximately $2,300 of debt discount from the original issue discount.

Fourth Man LLC (“Fourth Man”)

On June 20, 2023, the Company issued a convertible promissory note to Fourth Man for cash consideration of $84,475, net of $30,525 of financing costs and original issue discount for principal amount of $115,000. The interest rate under the convertible promissory note is 12% per year or 16% upon an event of default, and the principal and all accrued but unpaid interest are due on June 20, 2024. The note has a guaranteed twelve-month coupon or $13,800. The note is convertible at any time at a fixed conversion price but subject to down round protection. The note requires ten (10) mandatory monthly installments starting in September 2023. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

In connection with the issuance of the Fourth Man note, the Company also issued 4,762,917 common stock warrants to purchase an equivalent number of the Company’s shares of common stock. The warrants have a fixed conversion price subject to standard anti-dilution provisions and a five-year term.

The Company incurred $13,800 of interest during the six months ended June 30, 2023. The Company amortized through interest expense approximately $2,600 of debt discount from the original issue discount, deferred financing costs, proceeds allocated to the warrants and the derivative liability.

NOTE 6 – SHORT TERM LIABILITIES

As of June 30, 2023, and December 31, 2022, short term debt was comprised of the following:

	Original	Original	Due	Interest	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	2023	2022
Carolyn Hamburger (past maturity)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (past maturity)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Maguire & Associate	1,008,919	9/30/2022	12/31/2022	0%	23,253	1,008,920
Maguire & Associate	1,368,394	9/30/2022	12/31/2022	0%	—	1,368,394
Total short-term liabilities					$133,253	$2,487,314
Accrued interest					$43,548	$37,846

Carolyn Hamburger

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of June 30, 2023, and December 31, 2022, the note had a principal balance of $100,000. Accrued interest totaled $30,800 and $25,841, as of June 30, 2023, and December 31, 2022, respectively.

During the six months ended June 30, 2023, the Company paid $0 of interest in cast and incurred $4,960 of interest. This note is currently past maturity, but no notice of default has been received by the Company as of June 30, 2023

Doris Notter

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of June 30, 2023, and December 31, 2022, the note had a principal balance of $10,000. Accrued interest was $12,748 and 12,004 as of June 30, 2023, and December 31, 2022, respectively. No payment was made during the six months ended June 30, 2023. This note is currently past maturity, but no notice of default has been received by the Company as June 30, 2023.

Maguire and Associates Inc. #1 (“Maguire”)

On September 30, 2022, Maguire and Associates Inc. converted all of the outstanding convertible notes from Optempus Investments LLC, Direct Capital Group, Inc., and C Group LLC for a total principal balance of $834,000 with the issuance of a non-interest promissory note in the amount of $1,008,920 with a maturity date of December 31, 2022. The note is secured with $1,100,000 of Preferred Series A with a stated value of $10 per share or 110,000 shares of Preferred Series A. Pursuant to the default provision, the Company issued 110,000 Series A preferred stock with a stated value of $1,100,000 for full settlement of the principal amount, which resulted in the recognition of $91,081 loss from debt extinguishment. During the six months ended June 30, 2023, Maguire paid $23,253 of corporate expenses.

Maguire and Associates Inc. #2(“Maguire”)

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

NOTE 7 – COMMON CONTROL BUSINESS ACQUISITION

On October 1, 2022, the Company entered into a share exchange agreement (the “agreement”) with Cal Care Group, Inc (“Cal Care” or the “seller”), and William Reed, the Company’s President, Chief Executive Officer, director and controlling shareholder of the Company and sole shareholder of Cal Care.

Cal Care is a licensed delivery and distribution company with locations in Southern and Northern California.

The agreement provides for the acquisition by the Company of all of the issued and outstanding shares of Cal Care for a contractual consideration of $5,000,000, payable by the issuance of 500,000 shares of the Company’s Series A Preferred Stock with a stated value of $10 per share.

Although the agreement provided for closing on the same date the agreement was entered into, the promised contractual consideration, being the 500,000 shares of Series A preferred stock, were not issued to Mr. Reed until April 5, 2023. Accordingly, the Board of Directors of the Company concluded that the closing of the transactions under the agreement was not effective until April 5, 2023.

The Company accounted for this transaction as a common control business combination under ASC 805-50 Business Combinations Related Issues. The Company recognized the assets and liabilities at their carrying amounts in the financial statements of Cal Care on the date of transfer. The difference between the proceeds transferred and the carrying amounts of the net assets was considered equity transactions that was eliminated in consolidation, and no gain or loss was recognized in the consolidated financial statements of CuraScientific, Inc.

The acquisition-date fair value of the consideration transferred is as follows:

April 5, 2023
Fair value of Series A preferred stock	$1,700,000

The Company issued 500,000 shares of Series A preferred stock. The fair value of the non-monetary exchange was determined based on a valuation report obtained from an independent third-party valuation firm. The fair value of the Company’s Series A preferred was determined based on a weighted combination of income approach and market approach. The income approach estimates fair value based on a three-year discounted cash flow model. The market approach estimates fair value based on comparable transactions.

The assets and liabilities and operations of the two entities were combined at their historical carrying amount and all historical periods were adjusted as if the businesses had always been combined since the common control transaction resulted in a change in the reporting entity. Indeed, as the two entities have never been presented together, the resulting financial statements are effectively considered to be those of a different reporting entity. The change in reporting entity requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21. Both entities became under common control since November 8, 2022, at which time, the Company’s Chief Executive Officer was granted 1,000 super voting rights shares of Series B preferred stock.

The results of operations of CuraScientific Corp. and Cal Care Group are combined in the period in which the transfer occurs as through the entities had been combined as of the beginning of the period. As such, the results of operations include the results of operations of CuraScientific Corp. and Cal Care for the three and six months ended June 30, 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

Mr. William Reed, Chairman, Chief Executive Officer, President, Secretary, Treasurer, and Director and previous sole shareholder of Cal Care.

On September 7, 2022, the Company appointed William Reed as Chairman, Chief Executive Officer, President, Secretary, Treasurer, and Director of the Company. The Company and Mr. Reed entered into an employee agreement that includes an annual salary of $200,000 and 15,000 shares of the Company’s Series A Preferred Stock with a stated value of $150,000.

During the six months ended June 30, 2023, the Company accrued wages of $100,000 and paid $38,898 of accrued compensation. The balance of accrued wages was $127,769 and $66,667 as of June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023, the Company issued 500,000 shares of Series A pursuant to the acquisition of Cal Care (note 7).

During the six months ended June 30, 2023, the Company issued 120,000,000 shares of common stock from the conversion of 120,000 Series A preferred stock.

Mr. Justin Gonzalez, Former Chief Executive Officer and New Chief Operating Officer and a Director

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

The balance of accrued compensation pursuant to the terms of the resignation and settlement agreement is $250,000 and is presented in the related party liabilities (non-current) in the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

On September 7, 2022, the Company entered into an employment agreement with Justin Gonzalez as Chief Operating Officer. Pursuant to the employment agreement, Justin Gonzalez will receive an annual salary of $100,000, which may be paid by the issuance of shares of the Company’s Series A preferred stock.

During the six months ended June 30, 2023, the Company incurred a total of $50,000 of compensation and paid $0 compensation. The balance of accrued wages was $83,333 and $33,333 as of June 30, 2023, and December 31, 2022, respectively.

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

On September 7, 2022, Eric Watson resigned from his position of Chief Operating Officer. The Company entered into a resignation and settlement agreement with Eric Watson under which all prior agreements were terminated, and under which, the Company agreed to pay Eric Watson $125,150 of shares of the Company Series A to satisfy all accrued obligations owed in the aggregated amount of $250,290. The Company has agreed to repurchase the shares of Series A Preferred Stock by August 29, 2024. In the event the Company fails to the settlement amount when due, such amount will increase by 200% and will begin to accrue interest at a rate of ten percent (10%) per annum.

There was no activity during the three and six months ended June 30, 2023.

Paul Goyette, Director

On September 29, 2022, the Board of Directors of the Company appointed Paul Goyette to serve as a director of the Company.

Pursuant to his director’s agreement, Paul Goyette will be paid a cash fee of $2,000 per meeting and be issued 10,000 shares of the Company’s Series A Preferred Stock for a stated value of $100,000. No shares of Series A were issued as of June 30, 2023 and December 31, 2022. The Company accrued $100,000 of stock payable as of June 30, 2023 and December 31, 2022, which is presented under stock payable in the Company shareholders’ equity (deficit).

Chris Bennett, Chief Marketing Officer and a Director

On May 26, 2023, the Board of Directors of the Company appointed Chris Bennett to serve as Chief Marketing Officer and a director of the Company.

Mr. Bennett entered into a Board of Directors Agreement with the Company, pursuant to which Mr. Bennett will be paid a cash fee of $200 per meeting.

On May 26, 2023, the Company and Mr. Bennett entered into an employment agreement that includes an annual salary of $120,000 and $150,000 worth of shares of the Company’s Series A preferred stock. Any unpaid or accrued salary can be converted to the Company’s Series A stock upon the approval and authorization of both parties.

During the six months ended June 30, 2023, the Company incurred a total of $20,000 of compensation and paid $4,429 compensation. The balance of accrued wages was $15,571 and $0 as of June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023, the Company recognized $300,000 of stock-based compensation related to the 30,000 shares of Series A preferred stock, issuable pursuant to the director and employment agreements as of June 30, 2023.

Johann Loewen, former Director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share. No shares have been issued as of June 30, 2023 and December 31, 2022 but the $50,000 liability related to the 5,000 shares of Series A was previously recorded as stock payable in the Company’s consolidated balance sheet as of December 31, 2021, which was fully reversed upon the execution of the settlement agreement in September 2022.

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

There was no activity during the three and six months ended June 30, 2023.

Edouard Beaudette, former Director

On October 15, 2021, the Company appointed Edouard Beaudette as director of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to one-time 5,000 shares of Series A at a stated value of $10.00 per share. Under the director’s agreement, no shares have been issued as of June 30, 2023 and December 31, 2022, but the liability is recorded as stock payable in the Company’s consolidated balance sheet for a total amount of $50,000 as of June 30, 2023.

On September 3, 2022, Mr. Beaudette resigned from his position of director and the consulting agreement terminated.

There was no activity during the three and six months ended June 30, 2023.

NOTE 9 – PREFERRED STOCK

The Company’s authorized preferred stock at June 30, 2023 was 25,000,000 shares of preferred, consisting of 20,000,000 authorized Series A preferred shares, and 2,500 Series B preferred shares, all with a par value of $0.0001 per share.

As of June 30, 2023, and December 31, 2022, 7,370,429 and 6,662,422 shares of Series A Preferred Stock were issued and outstanding and 2,000 of Series B Preferred Stock were issued and outstanding, respectively.

Series A

Series A preferred stock (“Series A”) has no voting rights and have no dividends and in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, each share of Series A has a stated value of $10 per share. Each share of Series A is convertible to common stock at the closing price of common on the date of conversion.

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

The fair value of the Series A preferred stock was determined at $3.40 per share following a weighted income and market approaches, which resulted in a change in the fair value of $45,344,831 during the six months ended June 30, 2023.

For the six months ended June 30, 2023

During the six months ended June 30, 2023, 191,993 shares of Series A Preferred stock were converted to 142,045,420 shares of common stock in accordance with the conversion terms.

During the six months ended June 30, 2023, the Company issued 310,000 Series A Preferred Stock with a stated value of $3,100,000 ($10 stated value per share) for the extinguishment of $2,377,313 of principal related to the promissory notes.

During the six months ended June 30, 2023, the Company 20,000 Series A preferred stock for the settlement of a debt pertaining to JW Brands LLC for a total amount of $125,000.

During the six months ended June 30, 2023, the Company 40,000 Series A preferred stock towards the purchase price of the cannabis (retail, distribution, and manufacturing) licenses from JW Brands LLC (see note 4).

During the six months ended June 30, 2023, the Company 500,000 Series A preferred stock for the acquisition of all of the issued and outstanding shares of Cal Care Corp (see note 7).

For the six months ended June 30, 2022

During the six months ended June 30, 2022, 230,358 shares of Series A Preferred stock were converted to 4,391,686 shares of common stock in accordance with the conversion terms. This resulted in the recognition of $1,515,140 of non-cash loss from conversion of Series A Preferred Stock into common stock for the six months ended June 30, 2022.

Series B

On November 16, 2022, the Company approved to increase the number of shares authorized from 1,000 to 2,500.

Each share of Series B preferred stock (“Series B”) is equal to and counted as four (4) times the votes of all of the shares of the Company’s common stock. The stated value of Series B is $0.0001. Series B have no conversion rights, are not entitled to dividends, have no value in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.

On March 2, 2020, Justin Gonzalez, the Company’s former Chief Executive Officer, was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020.

There was no activity during the three and six months ended June 30, 2023.

NOTE 10 – COMMON STOCK

The Company’s common stock at June 30, 2023, consisted of 2,000,000,000 authorized common shares with a par value of $0.0001 per share.

As of June 30, 2023, and December 31, 2022, there were 148,704,795 and 6,659,375 shares of common stock issued and outstanding, respectively.

For the six months ended June 30, 2023

During the six months ended June 30, 2023, 191,993 shares of Series A Preferred stock were converted to 142,045,420 shares of common stock in accordance with the conversion terms.

For the six months ended June 30, 2022

During the six months ended June 30, 2022, 230,358 shares of Series A Preferred stock were converted to 4,391,686 shares of common stock in accordance with the conversion terms.

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

On April 25, 2023, Cal Care and JW Brands LLC executed an intellectual property license purchase agreement under which Cal Care acquired three cannabis licenses C9-0000183 (Retail), C11-0000327 (Distribution), and CDPH-10003817 (Manufacturing) for a total consideration of $600,000 (“purchase price”). The Company issued 40,000 shares of Series A against the purchase price. The balance of $200,000 is to be paid in $50,000 monthly increments commencing on June 1, 2023, and ending on September 1, 2023. The balance owed is $150,000 as of June 30, 2023.

Employment agreements with management and directors

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

Chris Bennett, Chief Marketing Officer and a Director

On May 26, 2023, Mr. Bennett entered into a director agreement with the Company, pursuant to which Mr. Bennett will be paid a cash fee of $200 per meeting and $150,000 worth of shares of Series A preferred stock.

On May 26, 2023, the Company and Mr. Bennett entered into an employment agreement that includes an annual salary of $120,000 and $150,000 of shares of the Company’s Series A preferred stock. Any unpaid or accrued salary can be converted to the Company’s Series A stock upon the approval and authorization of both parties.

During the six months ended June 30, 2023, the Company recognized $300,000 of stock-based compensation related to the 30,000 shares of Series A preferred stock, issuable pursuant to the director and employment agreements as of June 30, 2023. The value of the 30,000 shares of Series A is reported as stock payable in the Company’s shareholders’ equity (deficit) as of June 30, 2023.

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

Lease

Facility in Grants Pass, Oregon

The Company leases a product production and water bottling facility in Grants Pass, Oregon on a month-to-month basis at a cost of $2,000 per month.

Commercial lease in San Bernadino, CA

The Company leases property under an operating lease. For leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of the lease payments over the lease term. The lease does not contain any renewal option and/or termination option that are factored into our determination of the lease payments. The Company uses its incremental borrowing rate to discount lease payments to present value, as the rate implicit in its lease is not readily determinable. The incremental borrowing rate is based on the estimated interest rate for collateralized borrowing over a similar term of the lease at the commencement date.

The Company recognized an operating lease liability in the amount of the net present value of the future minimum lease payments, and a right-of-use asset. The Company recognized an initial right of use asset of $120,389 and an equivalent amount for lease liability.

The discount rate used for this lease was 6.75%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments. Lease expense was approximately $6,000 for the six months ended June 30, 2023.

Future estimated minimum lease payments by year and in aggregate, under the Company’s fixed payment operating lease consisted of the following at June 30, 2023:

Operating
Lease
For the twelve months ended June 30,
2024	$28,750
2025	30,000
2026	30,000
2027	30,000
2028	22,500
Total	$141,250
Less amount representing interest	(20,861)
Present value of the net minimum payments	$120,389

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to June 30, 2023, the Company issued 14,626,306 following the conversion of 7,500 shares of Series A preferred stock.

Subsequent to June 30, 2023, the Company issued one convertible note in the principal amount of $47,250 carrying a nine percent (9%) coupon and maturing nine (9) months from issuance. The note is convertible at a discount to market price upon passage of time.

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

On April 25, 2023, Cal Care and JW Brands LLC executed an intellectual property license purchase under which Cal Care acquired three cannabis licenses C9-0000183 (Retail), C11-0000327 (Distribution), and CDPH-10003817 (Manufacturing) for a total consideration of $600,000.

On May 24, 2023, the Company, through its wholly owned subsidiary, executed a license agreement with Chad Enterprises, LLC (“Chad”). Chad is the owner of a commercial microbusiness Cannabis license C12-0000334, which the Company acquired for a total consideration of $600,000 worth of the Company’s shares of Series A. The license is for distributor, level 1 manufacturer, retailer non-storefront adult-use and medicinal and expires on December 31, 2023.

Cal Care Grp is a product and brand marketing company investing in operations with disruptive or hyper growth potential. Headquartered in San Jacinto, California, the company’s core strategic business is its end-market access as a central player in the growing California cannabis delivery marketplace while developing its in-house cannabis production capacity to verticalize operations in the space.

Through a combination of organic growth and strategic acquisitions, Cal Care Grp has a full farm-to-door vertically integrated cannabis business. The Cannabis portfolio includes their own brands and contracted brands as follows: Lucky Fortune, Uncle Jerry, Hell Yeah Dude, Dogma, Nothing, Muscrow, Wicked Wolf, and the THC Design brands.

Results of Operations for the Six Months Ended June 30, 2023, and 2022

	For the Six Months ended June 30,
	2023	2022	Change ($)	Change (%)

Revenue	$822,127	$34,434	787,693	2,288%
Cost of revenue	456,629	12,514	444,115	3,549%
Gross profit	365,498	21,920	343,578	1,567%

Operating expenses	3,000,984	1,137,796	1,863,188	164%

Loss from operations	(2,635,486)	(1,115,876)	1,519,610	136%

Other income (expense)	43,706,167	(2,687,955)	46,394,122	1,726%

Net income (loss)	$41,070,681	$(3,803,831)	$44,874,512	1,180%

Revenue

Revenue increased by $787,693 or 2,288% from the comparable period in previous year to $822,127 during the six months ended June 30, 2023, compared to $34,434 during the previous period. The increase results from the cannabis business revenue generated from the Cal Care acquisition. Indeed, Cal Care is a California corporation with products and services in the cannabis retail, manufacturing, and delivery.

Cost of Revenue

The Company’s cost of revenue was $456,629 for the six months ended June 30, 2023, an increase of $444,115 or approximately 3,549%, compared to $12,514 for the six months ended June 30, 2022. The increase relates to the corresponding cost attributable to the cannabis revenue generated by the Company following the acquisition of Cal Care.

Operating Expenses

Operating expenses were $3,000,984 for the six months ended June 30, 2023, an increase of $1,863,188 or 164% compared to $1,137,796 for the six months ended June 30, 2022. The increase was primarily due to a $1,275,000 impairment loss attributable to the full impairment of the remaining capitalized licensing fees from the C Group agreement, an increase of approximately $300,000 in stock-based compensation related to the Series A preferred stock issuable to the new director, and an increase of approximately $125,000 in the amortization of capitalized licensing fees.

Other Income (Expense)

Other income for the six months ended June 30, 2023, was $43,706,167, compared to other expense of $2,687,955 for the six months ended June 30, 2022.

Other income for the six months ended June 30, 2023, consisted of $592,673 of income resulting from the change in fair value of derivatives, $45,344,831 of income resulting from the mark to market of the fair value of the liability classified Series A preferred stock, offset by $41,490 of interest expense, $1,469,800 of loss on Series A Preferred Stock conversion to common stock and $722,687 of loss on debt extinguishment.

Other expenses for the six months ended June 30, 2022, consisted of $359,208 of expense resulting from the change in fair value of derivatives, $813,607 of interest expense, and $1,515,140 of loss on Series A Preferred Stock conversion to common stock.

Net Income (Loss)

Net income for the six months ended June 30, 2023, was $41,070,681, compared to a net loss of $3,803,831 for the six months ended June 30, 2022. The increase in our net income resulted from the changes outlined above.

Results of Operations for the Three Months Ended June 30, 2023, and 2022

	For the Three Months ended June 30,
	2023	2022	Change ($)	Change (%)

Revenue	$441,377	$8,983	432,394	4,813%
Cost of revenue	219,692	4,229	215,463	5,094%
Gross profit	221,685	4,754	216,931	4,563%

Operating expenses	2,568,663	531,263	2,037,400	383%

Loss from operations	(2,346,978)	(526,509)	1,820,469	346%

Other income (expense)	43,621,924	1,290,213	42,331,711	3,281%

Net Income	$41,274,946	$763,704	$40,511,242	5,305%

Revenue

Revenue increased by $432,394 or 4,813% from the comparable period in previous year to $441,377 during the three months ended June 30, 2023, compared to $8,983 during the previous period. The increase results from the cannabis business revenue generated from the Cal Care acquisition. Indeed, Cal Care is a California corporation with products and services in the cannabis retail, manufacturing, and delivery.

Cost of Revenue

The Company’s cost of revenue was $219,692 for the three months ended June 30, 2023, an increase of $215,463 or approximately 5,094%, compared to $4,229 for the three months ended June 30, 2022. The increase relates to the corresponding cost attributable to the cannabis revenue generated by the Company following the acquisition of Cal Care.

Operating Expenses

Operating expenses were $2,568,663 for the three months ended June 30, 2023, an increase of $2,037,400 or 383% compared to $531,263 for the three months ended June 30, 2022. The increase was primarily due to a $1,275,000 impairment loss attributable to the full impairment of the remaining capitalized cost of the C Group licenses, an increase of approximately $485,000 in stock-based compensation related to the Series A preferred stock issuable to the new director pursuant to employment and director agreements, and an increase of approximately $94,000 of general and administrative expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2023, was $43,621,924, compared to $1,290,213 for the three months ended June 30, 2022.

Other income for the three months ended June 30, 2023, consisted of $ $45,344,831 of income resulting from the mark to market of the fair value of the liability classified Series A preferred stock, offset by $34,216 of interest expense, $1,469,800 of loss on Series A Preferred Stock conversion to common stock and $218,891 of expense resulting from the change in fair value of derivatives,

Other income for the three months ended June 30, 2022, consisted of $2,120,071 of income resulting from the change in fair value of derivatives, $445,313 of interest expense, and $384,545 of loss on Series A Preferred Stock conversion to common stock.

Net income

Net income for the three months ended June 30, 2023, was $41,274,946 compared to $763,704 for the three months ended June 30, 2022. The increase in our net income resulted from the changes outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of June 30, 2023, and December 31, 2022, was as follows:

	June 30, 2023	December 31, 2022
Current Assets	$352,108	$39,868
Current Liabilities	$27,013,738	$70,809,778
Working Capital Deficit	$(26,661,630)	$(70,769,910)

The overall working capital deficit decreased from $70,769,910 at December 31, 2022, to $26,661,630 at June 30, 2023. The current liabilities primarily consist of accounts payable, loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The decrease in working capital deficit is mainly attributable to the mark to market of the Company’s Series A Preferred stock during the six month ended June 30, 2023 for approximately $45.3 million, which was reported under other income in the consolidated statement of operations for the three and six months ended June 30, 2023.

The following is selected information from the statements of cash flow for the six months ended June 30, 2023:

	June 30,	June 30,
	2023	2022
Cash used in Operating Activities	$(49,327)	$(253,151)
Cash provided by (used in) Investing Activities	$76,738	$(14,914)
Cash provided by Financing Activities	$254,185	$245,394
Net increase (decrease) in Cash During Period	$281,596	$(22,671)

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

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

Contingencies

For a discussion of contingencies, see Note 11, Commitments and Contingencies, to the Notes to the Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of the Quarterly Report.

Off-balance Sheet Arrangements

During the period ended June 30, 2023, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of June 30, 2023, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of June 30, 2023, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to spend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The recording of transactions function is maintained by a third-party consultant whereas authorization and custody remains under the Company’s Chief Executive Officer’s responsibility. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, the Company issued an aggregate of 142,045,420 shares of common stock pursuant to the conversion of 191,993 Series A Preferred stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ William Reed	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	August 21, 2023
William Reed	(Principal Executive, Financial and Accounting Officer)