Form 10-Q
period 2023-09-30
CuraScientific Corp.
filed 2023-12-08
CIK 1877788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of December 8, 2023, the registrant had 2,811,110,633 shares of common stock, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CuraScientific Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2023 (unaudited)	2022 (audited) (*)
ASSETS
Current Assets:
Cash and cash equivalents	$40,911	$130
Accounts receivable	1,868	—
Inventory	44,824	—
Prepaid expenses and other assets	992,104	39,738
Total Current Assets	1,079,707	39,868

Property and equipment, net	171,253	86,917
Right-of-use operating asset	115,896	—
Capitalized licensing fees, net	249,774	1,425,000

TOTAL ASSETS	$1,616,630	$1,551,785

LIABILITIES
Current Liabilities:
Accounts payable	$854,812	$330,489
Convertible notes payable, net of discount	456,383	150,000
Lease liability - current	22,610	—
Loans payable	161,652	2,487,314
Accrued interest	140,036	86,816
Derivative liability	697,550	1,026,942
Related party liabilities	87,330	103,997
Series A Preferred Liability: $0.0001 par value; 20,000,000 shares authorized, 6,952,029 and 6,662,422 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	23,636,899	66,624,220
Total Current Liabilities	26,057,272	70,809,778

Related party Liabilities	250,000	250,000
Lease liability, non-current	93,286	—
Total Non-Current Liabilities	343,286	250,000

Total Liabilities	26,400,558	71,059,778

Commitments and contingencies (note 11)

SHAREHOLDERS’ DEFICIT

Preferred stock, Series B: $0.0001 par value; 2,500 shares authorized 2,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 30,000,000,000 shares authorized 2,629,582,856 and 6,659,375 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	262,958	666
Stock Payable	2,520,000	900,000
Additional paid in capital	(44,888,216)	(53,954,412)
Retained earnings (Accumulated deficit)	17,321,330	(16,454,247)
Total Shareholders’ Deficit	(24,783,928)	(69,507,993)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,616,630	$1,551,785

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CuraScientific Corp.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023(**)	2022	2023(**)	2022
Sales	$230,274	$—	$1,052,401	$34,434
Cost of sales	120,595	—	577,224	12,514
Gross profit	109,679	—	475,177	21,920

Operating expenses
General and administrative	248,229	68,505	584,009	336,040
Stock-based compensation	(66,000)	85,000	534,000	375,000
Professional fees	51,630	21,859	157,978	113,365
Licensing fees	675,195	150,000	1,100,226	450,000
Impairment loss	—	—	1,275,000	—
Salaries and wages	81,230	285,333	331,599	466,333
Depreciation	4,895	4,252	13,350	12,007
Total operating expenses	995,179	614,949	3,996,162	1,752,745

Loss from operations	(885,500)	(614,949)	(3,520,985)	(1,730,825)

Other income (expense)
Gain (Loss) on settlement of debt	—	2,160,125	(722,687)	2,160,125
Change in fair value of liability	—	—	45,344,831	—
Other income	2,737	—	5,377	—
Change in fair value of derivative liability	(235,710)	(880,189)	356,963	(1,239,397)
Loss on Series A conversion	(4,442,946)	(73,000)	(5,912,746)	(1,588,140)
Interest expense, net	(155,060)	(397,864)	(196,550)	(1,211,471)
Other income (expense)	(4,830,979)	809,072	38,875,188	(1,878,883)

Income (Loss) before income taxes	(5,716,479)	194,123	35,354,203	(3,609,708)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(5,716,479)	$194,123	$35,354,203	$(3,609,708)

Basic net income (loss) per share (*)	$0.00	$3.03	$0.12	$(0.89)
Diluted net income (loss) per share (*)	$—	$3.03	$0.04	$(0.89)
Weighted average common share outstanding, basic (*)	756,676,539	6,393,433	292,568,930	4,073,796
Weighted average common share outstanding, diluted (*)	756,676,539	6,393,433	988,915,323	4,073,796

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

(**)	Cal Care Group and CuraScientific Corp results of operations are combined as of the beginning of the period or January 1, 2023, since it was determined that there was a change in the reporting entity pursuant to ASC 250-10-45-21 and the transaction was accounted for under ASC 805-50 Common control Transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CuraScientific Corp.
Consolidated Statement of Shareholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Preferred Stock				Additional			Total
	Series B		Common Stock (*)		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital (*)	Stock Payable	Deficit (**)	Deficit (**)
Balance at December 31, 2022	2,000	$—	6,659,375	$666	$(53,954,412)	900,000	$(16,454,247)	$(69,507,993)

Shares of common stock issued pursuant to conversion preferred stock	—	—	333,000	33	16,617	—	—	16,650
Preferred stock issued pursuant to consulting agreement	—	—	—	—	—	(300,000)	—	(300,000)
Net loss (*)	—	—	—	—	—	—	(204,265)	(204,265)
Balance at March 31, 2023	2,000	$—	6,992,375	$699	$(53,937,795)	600,000	$(16,658,512)	$(69,995,608)

	Preferred Stock				Additional			Total
	Series B		Common Stock		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Income (Deficit)	Income (Deficit)
Balance at March 31, 2023	2,000	$—	6,992,375	$699	$(53,937,795)	$600,000	$(16,658,512)	$(69,995,608)

Shares of common stock issued pursuant to conversion of preferred stock	—	—	141,712,420	14,171	3,358,909	—	—	3,373,080
Proceeds from issuance of convertible notes allocated to embedded warrants	—	—	—	—	39,251	—	—	39,251
Preferred stock issuable to a related party pursuant to director and employment agreements	—	—	—	—	—	300,000	—	300,000
Preferred stock issuable pursuant to a licensing agreement	—	—	—	—	—	600,000	—	600,000
Preferred stock issuable pursuant to settlement of debt	—	—	—	—	—	100,000	—	100,000
Acquisition of Cal Care Group	—	—	—	—	—	—	(1,578,625)	(1,578,625)
Net Income	—	—	—	—	—	—	41,274,946	41,274,946
Balance at June 30, 2023	2,000	$—	148,704,795	$14,870	$(50,539,635)	$1,600,000	$23,037,809	$(25,886,956)

	Preferred Stock				Additional			Total
	Series B		Common Stock (*)		Paid-In		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital (*)	Stock Payable	Profit (**)	Deficit (**)
Balance at June 30, 2023	2,000	$—	148,704,795	$14,870	$(50,539,635)	$1,600,000	$23,037,809	$(25,886,956)

Shares of common stock issued pursuant to conversion preferred stock	—	—	2,480,878,061	248,088	5,651,419	—	—	5,899,507
Preferred stock issued pursuant to executed Agreements	—	—	—	—	—	1,020,000	—	1,020,000
Shares of Series A issued pursuant to settlement agreement	—	—	—	—	—	(100,000)	—	(100.000)
Net loss (*)	—	—	—	—	—	—	(5,716,479)	(5,716,479)
Balance at September 30, 2023	2,000	$—	2,629,582,856	$262,958	$(44,888,216)	$2,520,000	$17,321,330	$(24,783,928)

(*)	The number of shares has been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

(**)	Cal Care Group and CuraScientific Corp results of operations are combined as of the beginning of the period or January 1, 2023, since it was determined that there was a change in the reporting entity pursuant to ASC 250-10-45-21 and both entities were under common control under the entire period.

For the Three and Nine Months Ended September 30, 2022

	Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Common Stock (***)		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (***)	Stock Payable	Deficit	Deficit
Balance at December 31, 2021	—	$—	1,000	$—	400,511,582	$40,051	$(58,490,434)	250,000	$(11,186,133)	$(69,386,516)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,037,674,922	103,768	2,668,797	—	—	2,772,565
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	150,000	—	150,000
Net loss	—	—	—	—	—	—	—	—	(4,567,535)	(4,567,535)
Balance at March 31, 2022	—	$—	1,000	$—	1,438,186,504	$143,819	$(55,821,637)	400,000	$(15,753,668)	$(71,031,486)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	1,158,167,857	115,817	930,338	—	—	1,046,155
Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	90,000	—	90,000
Net loss	—	—	—	—	—	—	—	—	763,704	763,704
Balance at June 30, 2022	—	$—	1,000	$—	2,596,354,361	$259,636	$(54,891,299)	490,000	$(14,989,964)	$(69,131,627)

Shares of common stock issued pursuant to conversion preferred stock	—	—	—	—	733,333,332	73,333	236,667	—	—	310,000

Preferred stock issuable pursuant to consulting and director agreements	—	—	—	—	—	—	—	60,000	—	60,000

Settlement of related party payable	—	—	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	—	—	—	194,123	194,123

Balance at September 30, 2022	—	—	1,000	$—	3,329,687,693	$332,969	$(54,654,632)	$500,000	$(14,795,841)	$(68,617,504)

(***)	The number of shares and per share amounts have been retroactively restated to reflect the one for five hundred (1 for 500) reverse stock split, which was effective on April 24, 2023.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CuraScientific Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net Income (loss)	$35,354,203	$(3,609,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,350	12,007
Amortization of convertible debt discount	43,376	610,757
Amortization right of use asset	4,493	—
(Gain) Loss on debt extinguishment	722,687	(2,160,125)
Amortization capitalized license fees	1,100,226	450,000
Fair value of Preferred stock issued with licensing agreements	—	200,000
Impairment loss on intangible	1,275,000	—
Change in fair value of derivative liability	(356,963)	1,239,397
Change in fair value of Series A liability	(45,344,831)	—
Stock-based compensation	534,000	375,000
Non-cash interest expense	—	419,168
Loss on Series A conversion	5,912,746	1,588,140
Decrease (increase) in operating assets and liabilities
Accounts receivable	(1,868)	16,693
Inventory	56,746	(5,285)
Prepaid and other assets	68,714	—
Accounts payable	281,806	175,230
Related party liabilities	(16,667)	279,896
Lease liability	(4,493)	—
Accrued interest	53,219	155,166
Net cash used in operating activities	(304,256)	(253,664)

Cash flows from investing activities:
Cash paid for acquisition of licenses	(50,000)	—
Acquisition of fixed assets	(97,686)	(14,914)
Cash acquired from Cal Care common control transaction	126,738	—
Net cash provided by (used in) investing activities	(20,948)	(14,914)

Cash flows from financing activities:
Proceeds from convertible debt	327,875	245,394
Proceeds from promissory notes	38,110	—
Net cash provided by financing activities	365,985	245,394

Net increase (decrease) in cash	40,781	(23,184)

Cash, beginning of period	130	23,360
Cash, end of period	$40,911	$176

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$—	$3,336
Cash paid for taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Common shares issued pursuant to Series Preferred conversion	$16,650	$—
Preferred stock issued pursuant to consulting agreement	$300,000	$—
Original debt discount related to new debt	$66,822	$515,356
Corporate expenses paid by investors	$13,542	$—
Acquisition of license with preferred stock	$1,100,000	$—
Initial recognition of right-of-use asset	$120,389	$—
Series Preferred issued for leasing of cannabis equipment	$1,020,000	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CuraScientific Corp.
Notes to the Consolidated Financial Statements
September 30, 2023

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Organization and Description of Business

CuraScientific Corp. (“Cura,” the “Company,” and “our”), formerly known as Boon Industries Inc. (“Boon”), is currently a bioscience company that manufactures commercial chemical products with various applications in commercial sterilization for agriculture, warehousing, hospitality and medical facilities. The Company’s wholly owned subsidiary, Matrix of Life Tech Trust, works with the Company with applications in the beverage and nutritional supplement industries, and water bottling operations in Grants Pass, Oregon, where it produces bottled water and a range of products for the health and wellness industry.

On October 1, 2022, the Company executed a share exchange agreement with Cal Care Group, Inc. (“Cal Care”) and William Reed, the current Company’s President, Chief Executive Officer, director and controlling shareholder of the Company and sole shareholder of Cal Care.

Cal Care is a California corporation with products and services in the cannabis retail, manufacturing, distribution, and delivery. Cal Care is a licensed delivery and distribution company with locations in Southern and Northern California. Headquartered in San Jacinto, California, Cal Care’s core strategic business is its end-market access as a central player in the growing California cannabis delivery marketplace while developing its in-house cannabis production capacity to verticalize operations in the space. The Company acquired all of the issued and outstanding shares of Cal Care in exchange for 500,000 Series A preferred shares of the Company on April 5, 2023. Although the agreement provided for closing on the same date the agreement was entered into, the promised contractual consideration, being the 500,000 shares of Series A preferred stock, was not issued to Mr. Reed until April 5, 2023. Accordingly, the Board of Directors of the Company concluded that the closing of the transactions under the agreement was not effective until April 5, 2023. The Company accounted for this transaction as a common-control business combination under ASC 805-50 Business Combinations Related Issues. The Company recognized the assets and liabilities at their carrying amounts in the financial statements of Cal Care on the date of transfer. The difference between the proceeds transferred and the carrying amounts of the net assets was considered equity transactions that was eliminated in consolidation, and no gain or loss was recognized in the consolidated financial statements of CuraScientific, Inc.

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

Reincorporation Merger

On November 8, 2022, the shareholders of Boon Industries, Inc. approved an agreement and plan of merger, pursuant to which Boon merged with and into CuraScientific corporation, a newly formed Florida corporation and a wholly owned subsidiary of Boon, which resulted in Boon’s reincorporation from the State of Oklahoma to the State of Florida and change the Company’s name to CuraScientific corporation.

The shareholders also approved the implementation of a reverse stock split of its common stock on the basis of the issuance of one share of CuraScientific corporation’s common stock for each 500 shares of common stock of Boon issued and outstanding prior to the reincorporation merger (“reverse stock split”). Each share of Series A preferred stock of the Company converted into one share of Series A preferred stock of CuraScientific Corp. and each share of Series B preferred stock of the Company converted into one share of Series B preferred stock of CuraScientific Corp.

The reverse stock split and name change became effective with the Financial Industry Regulatory Authority (“FINRA”) on April 24, 2023, whereupon the shares of CuraScientific common stock began trading on a split-adjusted basis under the trading symbol “CSTF”. All share and per share related numbers in these consolidated financial statements give effect to the reverse stock split, which was effective on April 24, 2023.

On September 15, 2023, the Company entered into an intellectual property exchange agreement with Bavana, LLC (“Bavana”). The Company’s wholly owned subsidiary, Cal Care, is the owner of J.W Brands LLC that holds three cannabis licenses. The Company exchanged and acquired from Bavana, free and clear of all encumbrances, all of Bavana’s right, title, and interest, in and to assets with a total fair value of $863,000 in exchange for 300,000 Series A preferred stock and the assignment to Bavana of the cannabis manufacturer license adult-use and medicinal (license number: CDPH-10003817-LIC).

Going concern, liquidity, and capital resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company’s current liabilities exceeded its current assets by approximately $25.0 million. The Company has recorded a net income of $35.4 million for the nine months ended September 30, 2023, of which $45.3 million is a non cash item resulting from the mark to market revaluation of the Company’s series A preferred stock liability, has negative cash flow from operations of approximately $0.3 million, has an accumulated profit of $17.4 million as of September 30, 2023 mainly due to the revaluation of the Company’s Series A liability for $45.3 million, and has limited business operations, has operating loss of $3.5 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2023, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other assets, accounts payable, accrued interest, related party liabilities approximate fair value due to their relatively short maturities.

The Company’s convertible notes payable and loans payable approximates the fair value of such liabilities based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements and due to the short-term nature of these instruments at September 30, 2023, and December 31, 2022.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of September 30, 2023, and December 31, 2022:

	Fair Value Measurements at September 30, 2023, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$—	$—	$697,550	$697,550
Total	$—	$—	$697,550	$697,550

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$—	$—	$1,026,942	$1,026,942
Total	$—	$—	$1,026,942	$1,026,942

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2023:

Derivative
Liability
Balance December 31, 2022	$1,026,942
New derivative from convertible notes	27,571
Change in fair value of derivative	(356,963)
Balance September 30, 2023	$697,550

Derivative Liability

The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

September 30, 2023

Expected term	1 month – 1 year
Exercise price	$0.00008-$0.00820
Expected volatility	342%-658%
Expected dividends	None
Risk-free interest rate	4.74%-5.50%
Forfeitures	None

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

The Company does not have any stock options as of September 30, 2023, and December 31, 2022.

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

The Company generates revenue from the sale of cannabis products, which is recognized at one point in time, at delivery.

For the three and nine months ended September 30, 2023 and 2022, the sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue from sale of cannabis at one point in time	$230,274	$—	$1,052,401	$—
Service income at point in time	—	—	—	34,434
Total revenue	$230,274	$—	$1,052,401	$34,434

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2023.

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

For the nine months ended September 30, 2023 and 2022, the Company recognized $1,275,000 of impairment loss related to the exclusive distribution and licensing agreement with C Group LLC.

During the nine months ended September 30, 2023, the Company recognized $600,000 of capitalized licensing fee regarding the three licenses acquired from JW Brands LLC. The Company amortizes the capitalized licensing fees over the remaining legal term of the underlying licensing agreement.

During the nine months ended September 30, 2023, the Company recognized $600,000 of capitalized licensing fee regarding the three licenses acquired from Chad Enterprises LLC. The Company amortizes the capitalized licensing fees over the remaining legal term of the underlying licensing agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended September 30, 2023 and 2022, there were no impairment losses recognized for long-lived assets.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $0 as of September 30, 2023, and December 31, 2022. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable. The Company did not recognize any bad debt expense during the nine months ended September 30, 2023.

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

The Company does not have any stock options or warrants as of September 30, 2023. The Company has approximately $[   ] of principal and accrued interest from convertible notes, of which $[   ] are currently convertible and have a conversion option in the money as of September 30, 2023. This would result in the issuance of [   ] shares of common stock for the diluted income per share for the three and nine months ended September 30, 2023.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2023, which eliminated, among other things, the beneficial conversion model and requires the instrument to be recorded as a single liability. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company has evaluated all the recent accounting pronouncements and determined that there are no accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022
Emulsification equipment	$163,651	$163,651
Leasehold improvements	6,877	6,877
Cannabis equipment	97,686	—
Truck	10,000	10,000
Fixed assets, gross	278,214	180,528
Less accumulated depreciation	(106,961)	(93,611)
	$171,253	$86,917

Depreciation was $13,350 and $12,007 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation was approximately $4,895 and $4,252 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 4 – INTANGIBLE, NET

Intangible consisted of the following at September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022
C-Group LLC Capitalized Licensing fees	$3,000,000	$3,000,000
Chad Enterprises LLC licensing fees	600,000	—
JW Brands LLC Licensing fees	600,000	—
Gross Amount Capitalized Licensing fees	4,200,000	3,000,000
Less accumulated depreciation	(2,675,226)	(1,575,000)
Less impairment of C-Group licensing fees	(1,275,000)	—
Licensing fees, net	$249,774	$1,425,000

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

The Company is amortizing the capitalized licensing fees over the five-year term of the exclusive distribution and licensing agreement. Amortization expenses were $150,000 and $450,000 for the nine months ended September 30, 2023 and 2022, respectively. The Company fully impaired the remaining carrying cost of $1,275,000 as of September 30, 2023. Such amount was reported as impairment loss in the Company’s consolidated condensed statement of operation for the nine months ended September 30, 2023.

JW Brands Licensing Agreement

On April 25, 2023, the Company, through its wholly owned subsidiary, executed a license agreement with JW Brands LLC (“JW”). JW is the owner of Cannabis licenses C9-0000183 (retail), C11-0000327 (Distribution), and CDPH-10003817 (Manufacturing) in good standing in the State of California, which the Company acquired for a total consideration of $600,000 worth of the Company’s shares of Series A. The Company issued 40,000 shares of Series A for a total stated value of $400,000 as of September 30, 2023. The balance of $200,000 is to be paid in $50,000 monthly increments commencing on June 1, 2023, and ending on September 1, 2023. The Company paid $50,000 as of June 30, 2023. The remaining amount owed is $150,000 and is reported under accounts payable in the consolidated balance sheet as of September 30, 2023. The Company amortized the capitalized licensing fees over the remaining legal term of such licenses. There was no impairment of such capitalized licensing fees for the nine months ended September 30, 2023.

Amortization expense was $600,000 for the nine months ended September 30, 2023, and the remaining unamortized capitalized licensing fees were $0 as of September 30, 2023.

On September 15, 2023, the Company executed an asset exchange agreement with a twelve-month term with Bavana, LLC, under which the Company through its wholly owned subsidiary rented non-monetary assets for the exchange of the JW Brands LLC manufacturing type 7 cannabis license with a carrying value of $0 and 300,000 shares of Series A preferred stock. Concurrently with such agreement, the Company executed a revenue sharing agreement under which Bavana, LLC will provide all personnel to operate, maintain and produce all products for extraction in return for 10% of the net profits of all products produced under the Type-7 license. The Company accounted for such a transaction as a rental arrangement and recorded the fair value of the Series A shares as prepaid and recognized rent over the twelve-month period of the agreement.

Chad Enterprises, LLC Licensing Agreement

On May 24, 2023, the Company, through its wholly owned subsidiary, executed a license agreement with Chad Enterprises, LLC (“Chad”). Chad is the owner of a commercial microbusiness Cannabis license C12-0000334, which the Company acquired for a total consideration of $600,000 worth of the Company’s shares of Series A. The license is for distributor, level 1 manufacturer, retailer non-storefront adult-use and medicinal and expires on December 31, 2023. The shares of Series A have not yet been issued as of September 30, 2023, and are reported under stock payable in the Company’s consolidated condensed balance sheet as of September 30, 2023. There was no impairment of such capitalized licensing fees for the nine months ended September 30, 2023.

Amortization expense was approximately $350,226 for the nine months ended September 30, 2023, and the remaining unamortized capitalized licensing fees was $249,774 as of September 30, 2023.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2023, and December 31, 2022, convertible notes payable are comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2023	2022
V Group (in default)	150,000	12/12/2019	12/12/2020	12%	Variable	150,000	150,000
1800 Diagonal Lending #1	57,750	6/2/2023	3/2/2024	9%	Variable	57,750	—
1800 Diagonal Lending #2	47,250	7/12/2023	4/12/2024	9%	Variable	47,250	—
GS Capital Partners	125,000	6/2/2023	12/2/2023	8%	Fix	125,000	—
Fourth Man LLC (in default)	115,000	6/20/2023	6/20/2024	12%	Fix	115,000	—
Pacific Pier Capital (in default)	60,000	8/29/2023	8/29/2024	12%		60,000	—
Total convertible notes, gross						$555,000	$150,000
Debt discount						(98,617)	—
Total Notes payable, net of discount						$456,383	$150,000
Notes payable, current						$(456,383)	$(150,000)
Notes payable, non-current						$—	$—
Accrued interest						$91,088	$48,970

During the three and nine months ended September 30, 2023, the Company recognized $16,479 and $44,617 of interest on the existing convertible notes payable, respectively.

1800 Diagonal Lending (“diagonal #1”)

On June 2, 2023, the Company issued a convertible promissory note to Diagonal for $50,000 of cash consideration, net of $7,750 of financing costs and original issue discount, for principal amount of $57,750. The interest rate under the convertible promissory note is 9% per year or 22% upon an event of default, and the principal and all accrued but unpaid interest are due on March 2, 2024. The note is convertible at any time 180 days following issuance at a discount to market price, as a result the note is not convertible as of September 30, 2023. The note includes a prepayment feature at a premium of 28% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default. The note is not in default as of September 30, 2023 (see note 12).

The Company incurred approximately $1,310 and $1,709 of interest during the three and nine months ended September 30, 2023, respectively. The Company amortized through interest expense approximately $3,394 of debt discount from the original issue discount. The remaining unamortized debt discount amounts to $4,356 as of September 30, 2023.

1800 Diagonal Lending (“diagonal #2”)

On July 12, 2023, the Company issued a convertible promissory note to Diagonal for $40,000 of cash consideration, net of $7,250 of financing costs and original issue discount, for principal amount of $47,250. The interest rate under the convertible promissory note is 9% per year or 22% upon an event of default, and the principal and all accrued but unpaid interest are due on April 12, 2024. The note is convertible at any time 180 days following issuance at a discount to market price, as a result the note is not convertible as of September 30, 2023. The note includes a prepayment feature at a premium of 28% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default. The note is not in default as of September 30, 2023 (see note 12). The Company incurred approximately $930 of interest during the three and nine months ended September 30, 2023. The Company amortized through interest expense approximately $2,110 of debt discount from the original issue discount during the three and nine months ended September 30, 2023. The remaining unamortized debt discount amounts to $5,141 as of September 30, 2023.

GS Capital Partners (“GS”)

On June 2, 2023, the Company issued a convertible redeemable promissory note to GS for cash proceeds of $110,000, net of $15,000 of financing costs and original issue discount for a principal amount of $125,000. The interest rate under the convertible promissory note is 8% per year or 24% upon an event of default, and the principal and all accrued but unpaid interest are due on December 2, 2023. The note is convertible at any time at a fixed conversion price. Upon an event of default, the note is convertible at a lower fixed conversion price, or a variable rate calculated as the lowest trading price during the default period. The note can be prepaid without penalty. Any sale event would result in a premium to the principal of 50%.

The Company incurred approximately $5,014 of interest during the nine months ended September 30, 2023. The Company amortized through interest expense approximately $9,840 of debt discount from the original issue discount during the nine months ended September 30, 2023. The remaining unamortized debt discount amounts to approximately $5,160 as of September 30, 2023.

Fourth Man LLC (“Fourth Man”) in technical default

On June 20, 2023, the Company issued a convertible promissory note to Fourth Man for cash consideration of $84,475, net of $30,525 of financing costs and original issue discount for principal amount of $115,000. The interest rate under the convertible promissory note is 12% per year or 16% upon an event of default, and the principal and all accrued but unpaid interest are due on June 20, 2024. The note has a guaranteed twelve-month coupon or $13,800. The note is convertible at any time at a fixed conversion price initially set at $0.05, but subject to down round protection. The note requires ten (10) mandatory monthly installments starting in September 2023. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

Fourth Man note is in technical default as of September 30, 2023, as the Company entered into a variable rate transaction and also failed to make the required monthly amortization payment to Fourth Man pursuant to the terms of the promissory note agreement. Upon the occurrence of any event of default the holder can adjust the conversion price to $0.0014 per share of Common Stock. As the note is in technical default, the Company accrued $64,400 of default penalty premium, which is reported in accounts payable and accrued liabilities in the consolidated condensed balance sheet as of September 30, 2023.

In connection with the issuance of the Fourth Man note, the Company also issued 4,762,917 common stock warrants to purchase an equivalent number of the Company’s shares of common stock. The stock warrants have a fixed conversion price subject to standard anti-dilution provisions and a five-year term.

The Company incurred $13,800 of interest during the nine months ended September 30, 2023. The Company amortized through interest expense approximately $26,585 of debt discount from the original issue discount, deferred financing costs, proceeds allocated to the warrants and the derivative liability during the nine months ended September 30, 2023. The remaining unamortized debt discount amounts to $68,808 as of September 30, 2023.

Pacific Pier Capital (“Pacific”) – In default from cross default

On August 29, 2023, the Company issued a convertible promissory note to Pacific for cash consideration of $43,400, net of $16,600 of financing costs and original issue discount for principal amount of $60,000. The interest rate under the convertible promissory note is 12% per year or 16% upon an event of default, and the principal and all accrued but unpaid interest are due on August 29, 2024. The note has a guaranteed twelve-month coupon or $7,200. The note is a self-amortization note with required repayments starting on November 29, 2023. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default. Following the occurrence of default of Fourth Man, the Pacific note was considered in technical default pursuant to the cross-default provision of the agreement as of September 30, 2023. The Company accrued $33,600 of penalty resulting from this default representing 50% of the principal and interest as of September 30, 2023, which is reported in accounts payable and accrued liabilities as of September 30, 2023.

The note is convertible upon an event of default at a fixed conversion rate, subject to down round provision.

During the nine months ended September 30, 2023, the Company incurred $7,200 of interest. Accrued interest was $7,200 as of September 30, 2023. The Company amortized through interest expense approximately $1,452 of debt discount from the original issue discount. The remaining unamortized debt discount amounts to $15,150 as of September 30, 2023.

In addition, the Company issued 6,000,000 common stock purchase warrants to Pacific to acquire an equivalent number of the Company’s common stock. Such warrants are exercisable at any time after issuance at a strike price of $0.02 and subject to adjustments with a term of five years and contain a cashless feature. The Company determined that the fair value of these warrants was de minimis on grant date.

NOTE 6 – SHORT TERM LIABILITIES

As of September 30, 2023, and December 31, 2022, short term debt was comprised of the following:

	Original	Original	Due	Interest	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	2023	2022
Carolyn Hamburger (in default)	100,000	12/12/2014	12/12/2019	10%	100,000	100,000
Doris Notter (in default)	10,000	12/31/2014	12/31/2019	15%	10,000	10,000
Charles Hatley	25,000	9/29/2023	9/28/2024	10%	25,000	—
Direct Capital cash advances	3,757	—	—	—	3,757	—
Maguire cash advances	22,895	—	—	—	22,895	—
Maguire & Associate	1,008,919	9/30/2022	12/31/2022	0%	—	1,008,920
Maguire & Associate	1,368,394	9/30/2022	12/31/2022	0%	—	1,368,394
Total short-term liabilities					$161,652	$2,487,314
Accrued interest					$46,447	$37,846

Carolyn Hamburger (in default)

On December 12, 2014, the Company’s predecessor Matrix received a $100,000 loan from Carolyn Hamburger at 10% interest evidenced by a note for $100,000 issued by Matrix. The note matured on December 12, 2019. The note is secured by the Company’s emulsification equipment acquired in the Matrix Acquisition. This Note does not convert into securities of the Company. As of September 30, 2023, and December 31, 2022, the note had a principal balance of $100,000. Accrued interest totaled $33,321 and $25,841, as of September 30, 2023, and December 31, 2022, respectively.

During the nine months ended September 30, 2023, the Company paid $0 of interest in cast and incurred $7,480 of interest. This note is currently past maturity, but no notice of default has been received by the Company as of September 30, 2023

Doris Notter (in default)

On December 31, 2014, Matrix received a $10,000 unsecured loan from Doris Notter at 15% interest and a maturity date of December 31, 2019. As of September 30, 2023, and December 31, 2022, the note had a principal balance of $10,000. Accrued interest was $13,126 and 12,004 as of September 30, 2023, and December 31, 2022, respectively. No payment was made during the nine months ended September 30, 2023. This note is currently past maturity, but no notice of default has been received by the Company as September 30, 2023.

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

During the nine months ended September 30, 2023, Maguire paid $22,895 of working capital expenses of the Company.

Maguire and Associates Inc. #2 (“Maguire”)

On September 30, 2022, the Company executed a debt settlement agreement with Maguire & Associates, LLC, a holder of convertible notes in the aggregate principal amount of $1,368,394. Maguire agreed to cancel all of the convertible notes, inclusive of the principal and all accumulated interest and penalties in exchange for an interest free promissory note in the amount of $1,368,394. The principal is due on December 31, 2022 (“Due date”). The promissory note will be secured by 200,000 Shares of Preferred Series A with a stated value of $2,000,000. The secured Series A preferred stock will be fully earned if the Company fails to repay the promissory note at its due date. The Company may prepay the promissory note without any penalties. Pursuant to the default provision, the Company issued 200,000 Series A preferred stock with a stated value of $2,000,000 for full settlement of the principal amount, which resulted in the recognition of $631,606 loss from debt extinguishment. The note if fully settled as of September 30, 2023.

Charles Hatley – unsecured promissory note

During the nine months ended September 30, 2023, the Company issued a $25,000 unsecured promissory note with a one-year term. The note carries a coupon of 10%. The interest of $2.500 is guaranteed at issuance. In the event the Company fails to pay the principal and guaranteed interest at maturity, the Company is required to issue 2,000 Series A preferred stock as collateral. The shares have not yet been issued as of September 30, 2023. The Company incurred $2,500 of interest expense in the three and nine months ended September 30, 2023. Accrued interest was $2,500 as of September 30, 2023.

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

The Company accounted for this transaction as a common control business combination under ASC 805-50 Business Combinations Related Issues. The Company recognized the assets and liabilities at their carrying amounts in the financial statements of Cal Care on the date of transfer. The difference between the proceeds transferred and the carrying amounts of the net assets was considered equity transactions that was eliminated in consolidation, and no gain or loss was recognized in the consolidated financial statements of CuraScientific Corp.

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

The assets and liabilities and operations of the two entities were combined at their historical carrying amount and all historical periods were adjusted as if the businesses had always been combined since the common control transaction resulted in a change in the reporting entity. Indeed, as the two entities have never been presented together, the resulting financial statements are effectively considered to be those of a different reporting entity. The change in reporting entity requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21. Both entities are under common control since November 8, 2022, at which time, the Company’s Chief Executive Officer was granted 1,000 super voting rights shares of Series B preferred stock.

The results of operations of CuraScientific Corp. and Cal Care Group are combined in the period in which the transfer occurs as through the entities had been combined as of the beginning of the period. As such, the results of operations include the results of operations of CuraScientific Corp. and Cal Care for the three and nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, the Company accrued wages of $50,000 and paid $177,769 of compensation. The balance of accrued wages was $0 and $66,667 as of September 30, 2023, and December 31, 2022, respectively.

During the nine months ended September 30, 2023, the Company issued 500,000 shares of Series A pursuant to the acquisition of Cal Care (note 7).

During the nine months ended September 30, 2023, the Company issued 120,000,000 shares of common stock from the conversion of 120,000 Series A preferred stock.

During the nine months ended September 30, 2023, the Company issued 2,323,529,411 shares of common stock from the conversion of 395,000 Series A preferred stock. The Company issued shares of common stock at a discount to the market, which is in contravention of the conversion rate pursuant to the certificate of designation of the Series A, which resulted in the issuance of additional 677,696,078 shares of common stock, with an estimated fair value of $1.6 million, which is presented as a non-cash expense in the consolidated condensed statement of operations in the nine months ended September 30, 2023.

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

The balance of accrued compensation pursuant to the terms of the resignation and settlement agreement is $250,000 and is presented in the related party liabilities (non-current) in the consolidated balance sheet as of September 30, 2023, and December 31, 2022.

On September 7, 2022, the Company entered into an employment agreement with Justin Gonzalez as Chief Operating Officer. Pursuant to the employment agreement, Justin Gonzalez will receive an annual salary of $100,000, which may be paid by the issuance of shares of the Company’s Series A preferred stock.

During the nine months ended September 30, 2023, the Company incurred a total of $50,000 of compensation and paid $0 compensation. The balance of accrued wages was $83,333 and $33,333 as of September 30, 2023, and December 31, 2022, respectively. On July 1, 2023, the Company terminated the employment agreement of Jason Gonzalez as Chief Operating Officer, but he remains a director of the Company.

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

There was no activity during the three and nine months ended September 30, 2023.

Paul Goyette, Director

On September 29, 2022, the Board of Directors of the Company appointed Paul Goyette to serve as a director of the Company.

Pursuant to his director’s agreement, Paul Goyette will be paid a cash fee of $2,000 per meeting and be issued 10,000 shares of the Company’s Series A Preferred Stock for a stated value of $100,000. No shares of Series A were issued as of September 30, 2023, and December 31, 2022. The Company accrued $100,000 of stock payable as of September 30, 2023, and December 31, 2022, which is presented under stock payable in the Company shareholders’ equity (deficit).

Chris Bennett, Chief Marketing Officer, and a director

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

During the nine months ended September 30, 2023, the Company incurred a total of $50,000 of compensation and paid $50,000 compensation. The balance of accrued wages was $0 as of September 30, 2023, and December 31, 2022.

During the nine months ended September 30, 2023, the Company recognized $300,000 of stock-based compensation related to the 30,000 shares of Series A preferred stock, issuable pursuant to the director and employment agreements as of September 30, 2023. The value of the Series A are presented in stock payable in the consolidated condensed balance sheet as of September 30, 2023.

Johann Loewen, a former director

On September 21, 2021, the Company appointed Johann Loewen as director of the Company for an initial one-year term. As director of the Company, Johann Loewen is entitled to 5,000 shares of Series A at a stated value of $10.00 per share.

On September 7, 2022, Johann Loewen resigned from his position as director of the Company. The Company entered into a resignation and settlement agreement with Johann Loewen under which all prior agreements were terminated, and under which, the Company agreed to pay Johann Loewen $3,140 on or prior to March 1, 2023, to satisfy all accrued obligations owed in the aggregated amount of $53,140. No shares have been issued as of September 30, 2023 and December 31, 2022 but the $50,000 liability related to the 5,000 shares of Series A was previously recorded as stock payable in the Company’s consolidated balance sheet as of December 31, 2021, which was fully reversed upon the execution of the settlement agreement in September 2022.

In the event the Company fails to the settlement amount when due, such amount will increase by 200% and will begin to accrue interest at a rate of ten percent (10%) per annum.

Edouard Beaudette, a former director

On October 15, 2021, the Company appointed Edouard Beaudette as director and Chief Strategy Officer of the Company for an initial one-year term. As director of the Company, Edouard Beaudette is entitled to one-time 5,000 shares of Series A at a stated value of $10.00 per share. Under the director’s agreement, no shares have been issued as of September 30, 2023 and December 31, 2022, and the liability is recorded as stock payable in the Company’s consolidated condensed balance sheets for a total amount of $50,000 as of September 30, 2023. Under his employment agreement, Edouard Beaudette accrued 10,000 shares of Series A with a stated value of $100,000, which are recorded and presented as stock payable as of September 30, 2023.

On September 3, 2022, Mr. Beaudette resigned from his position of director and the consulting agreement terminated.

There was no activity during the three and nine months ended September 30, 2023.

NOTE 9 – PREFERRED STOCK

The Company’s authorized preferred stock at September 30, 2023 was 25,000,000 shares of preferred, consisting of 20,000,000 authorized Series A preferred shares, and 2,500 Series B preferred shares, all with a par value of $0.0001 per share.

As of September 30, 2023, and December 31, 2022, 6,952,029 and 6,662,422 shares of Series A Preferred Stock were issued and outstanding and 2,000 of Series B Preferred Stock were issued and outstanding, respectively.

Series A

Series A preferred stock (“Series A”) has no voting rights and have no dividends and in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, each share of Series A has a stated value of $10 per share. Each share of Series A is convertible to common stock at the closing price of common stock on the date of conversion.

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

The fair value of the Series A preferred stock was determined at $3.40 per share following a combination of weighted income and market approaches, which resulted in a change in the fair value of $45,344,831 during the nine months ended September 30, 2023.

For the nine months ended September 30, 2023

During the nine months ended September 30, 2023, 620,393 shares of Series A Preferred stock were converted to 2,622,923,481 shares of common stock in accordance with the conversion terms. This resulted in the recognition of $5,912,746 of non-cash loss from conversion of Series A Preferred Stock into common stock for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 310,000 Series A Preferred Stock with a stated value of $3,100,000 ($10 stated value per share) for the extinguishment of $2,377,313 of principal related to the promissory notes.

During the nine months ended September 30, 2023, the Company issued 20,000 Series A preferred stock for the settlement of a debt pertaining to JW Brands LLC for a total amount of $125,000.

During the nine months ended September 30, 2023, the Company issued 40,000 Series A preferred stock towards the purchase price of the cannabis licenses (retail, distribution, and manufacturing) from JW Brands LLC (see note 4).

During the nine months ended September 30, 2023, the Company issued 500,000 Series A preferred stock for the acquisition of all of the issued and outstanding shares of Cal Care Corp (see note 7).

During the nine months ended September 30, 2023, the Company issued 10,000 Series A preferred stock pursuant to a settlement agreement.

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

Each share of Series B preferred stock (“Series B”) is equal to and counted as four (4) times the votes of all of the shares of the Company’s common stock. The stated value of Series B is $0.0001. Series B have no conversion rights, are not entitled to dividends, and have no value in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.

On March 2, 2020, Justin Gonzalez, the Company’s former Chief Executive Officer, was issued 1,000 Preferred Series B Shares, pursuant to the Asset Purchase Agreement dated March 2, 2020.

There was no activity during the nine months ended September 30, 2023.

NOTE 10 – COMMON STOCK

On August 30, 2023, the Company amended its articles of incorporation, which increased the authorized shares of common stock to 30,000,000,000 with par value of $0.0001 and the number of authorized shares of preferred stock to 25,000,000 par value $0.0001, which are comprised of 20,000,000 designated Series A shares and 2,500 designated Series B shares and 4,997,500 undesignated.

The Company’s common stock at September 30, 2023, consisted of 30,000,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2023, and December 31, 2022, there were 2,629,582,856 and 6,659,375 (post 1 for 500 reverse split effective on April 24, 2023) shares of common stock issued and outstanding, respectively.

For the nine months ended September 30, 2023

During the nine months ended September 30, 2023, 620,393 shares of Series A Preferred stock were converted to 2,622,923,481 shares of common stock in accordance with the conversion terms. This resulted in the recognition of $5,912,746 of non-cash loss from conversion of Series A Preferred Stock into common stock for the nine months ended September 30, 2023.

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

Warrants

The balance and activity of all warrants outstanding as of September 30, 2023, is as follows:

		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Warrants	Per Share	Term (years)
Outstanding at December 31, 2022	—	$—	—
Granted	10,762,917	$0.03	5.0
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding at September 30, 2023	10,762,917	$0.03	4.8

Exercisable at September 30, 2023	10,762,917	$0.03	—

The Black-Scholes option pricing model is used by the Company to determine the weighted-average fair value of share-based payments. The weighted average grant date fair value of the warrants issued during the nine months ended September 30, 2023, was de minimis. The Company’s recognizes forfeitures as they occur. The fair value of the common stock purchase warrants on the grant date was determined using the following weighted-average assumptions during the nine months ended September 30, 2023 and 2022:

	For The Nine Months Ending September 30,
	2023	2022
Expected term	5	—
Expected volatility	648%-783%	—
Expected dividends	None	—
Risk-free interest rate	3.95%-4.38%	—
Forfeitures	None	—

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The discount rate used for this lease was 6.75%, which was determined to be the incremental borrowing rate based on comparative secured financing in the marketplace at the inception of the fixed lease payments. Lease expense was approximately $30,543 for the nine months ended September 30, 2023.

Future estimated minimum lease payments by year and in aggregate, under the Company’s fixed payment operating lease consisted of the following at September 30, 2023:

Operating
Lease
For the twelve months ended September 30,
2024	$29,750
2025	30,000
2026	30,000
2027	30,000
2028	15,000
Total	$134,750
Less amount representing interest	(18,854)
Present value of the net minimum payments	$115,896

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to September 30, 2023, the Company issued 181,527,777 shares of common stock following the conversion of 12,700 shares of Series A preferred stock.

Subsequent to September 30, 2023, the Company entered into an unsecured promissory note for a principal amount of $14,990 with a one-year term.

Subsequent to September 30, 2023, the Company entered into a settlement agreement with Chad Enterprises LLC pursuant to which the Company terminates the license purchase dated May 24, 2023, and cancels the 60,000 Series A preferred stock that were issuable as consideration for the acquisition of the license.

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

Results of Operations for the Nine Months Ended September 30, 2023, and 2022

	For the Nine Months ended September 30,
	2023	2022	Change ($)	Change (%)
Revenue	$1,052,401	$34,434	1,017,967	2,956%
Cost of revenue	577,224	12,514	(564,710)	4,512%
Gross profit	475,177	21,920	453,257	2,068%

Operating expenses	3,996,163	1,752,745	(2,243,418)	128%

Loss from operations	(3,520,986)	(1,730,825)	(1,790,161)	103%

Other income (expense)	38,875,188	(1,878,883)	40,754,071	2,169%

Net income (loss)	$35,354,202	$(3,609,708)	$38,963,910	1,079%

Revenue

Revenue increased by $1,017,967 or 2,956% from the comparable period in previous year to $1,052,401 during the nine months ended September 30, 2023, compared to $34,434 during the previous period. The increase results from the cannabis business revenue generated from the Cal Care acquisition. Cal Care is a California corporation with products and services in the cannabis retail, manufacturing, and delivery.

Cost of Revenue

The Company’s cost of revenue was $577,224 for the nine months ended September 30, 2023, an increase of $564,710 or approximately 4,512%, compared to $12,514 for the nine months ended September 30, 2022. The increase relates to the corresponding cost attributable to the cannabis revenue generated by the Company following the acquisition of Cal Care.

Operating Expenses

Operating expenses were $3,996,163 for the nine months ended September 30, 2023, an increase of $2,243,418 or 128% compared to $1,752,745 for the nine months ended September 30, 2022. The increase was primarily due to a $1,275,000 impairment loss attributable to the full impairment of the remaining capitalized licensing fees from the C Group agreement, an increase of $159,000 in stock-based compensation, an increase in licensing fees amortization of $650,226 due to the acquisition of the various cannabis licenses.

Other Income (Expense)

Other income for the nine months ended September 30, 2023, was $38,875,188, compared to other expense of $1,878,883 for the nine months ended September 30, 2022.

Other income for the nine months ended September 30, 2023, consisted of $356,963 of income resulting from the change in fair value of derivatives, $45,344,831 of income resulting from the mark to market of the fair value of the liability classified Series A preferred stock, offset by $196,550 of interest expense, $5,912,746 of loss on Series A Preferred Stock conversion to common stock and $722,687 of loss on debt extinguishment.

Other expense for the nine months ended September 30, 2022, consisted of $1,239,397 of expense resulting from the change in fair value of derivatives, $1,211,471 of interest expense, $1,588,140 of loss on Series A preferred stock conversion to common stock, offset by $2,160,125 of gain from debt extinguishment.

Net Income (Loss)

Net income for the nine months ended September 30, 2023, was $35,354,202, compared to a net loss of $3,609,708 for the nine months ended September 30, 2022. The increase in our net income resulted from the changes outlined above.

Results of Operations for the Three Months Ended September 30, 2023, and 2022

	For the Three Months ended September 30,
	2023	2022	Change ($)	Change (%)

Revenue	$230,274	$—	230,274	100%
Cost of revenue	120,595	—	(120,595)	100%
Gross profit	109,679	—	109,679	100%

Operating expenses	995,179	614,949	(353,230)	57%

Loss from operations	(885,500)	(614,949)	(270,551)	44%

Other income (expense)	(4,830,979)	809,072	(5,640,051)	697%

Net Income	$(5,716,479)	$194,123	$(5,910,602)	3,044%

Revenue

Revenue increased by $230,274 or 100% from the comparable period in previous year to $230,274 during the three months ended September 30, 2023, compared to $0 during the previous period. The increase results from the cannabis business revenue generated from the Cal Care acquisition. The Company had limited revenue generating activities prior to the acquisition of Cal Care.

Cost of Revenue

The Company’s cost of revenue was $120,595 for the three months ended September 30, 2023, an increase of $120,595 or 100%, compared to $0 for the three months ended September 30, 2022. The increase relates to the corresponding cost attributable to the cannabis revenue generated by the Company following the acquisition of Cal Care.

Operating Expenses

Operating expenses were $995,179 for the three months ended September 30, 2023, an increase of $353,230 or 57% compared to $614,949 for the three months ended September 30, 2022. The increase was primarily due to an increase of $525,000 in licensing fees amortization, an increase of approximately $179,000 in general and administrative expense, offset by a decrease of approximately $204,000 in salaries.

Other Income (Expense)

Other expense for the three months ended September 30, 2023, was $4,830,979, compared to other income of $809,072 for the three months ended September 30, 2022.

Other expense for the three months ended September 30, 2023, consisted of $155,060 of interest expense, $4,442,946 of loss on Series A Preferred Stock conversion to common stock and $235,710 of expense resulting from the change in fair value of derivatives.

Other income for the three months ended September 30, 2022, consisted of 2,160,125 of gain from debt conversion, offset by $880,189 of loss resulting from the change in fair value of derivatives, $397,864 of interest expense, and $73,000 of loss on Series A Preferred Stock conversion to common stock and $2,160,125 of gain from debt conversion.

Net income (expense)

Net loss for the three months ended September 30, 2023, was $5,716,479 compared to net income of $194,123 for the three months ended September 30, 2022. The decrease in our net income resulted from the changes outlined above.

Liquidity and Capital Resources

Our working capital deficiency as of September 30, 2023, and December 31, 2022, was as follows:

	September 30, 2023	December 31, 2022
Current Assets	$1,079,707	$39,868
Current Liabilities	$26,057,272	$70,809,778
Working Capital Deficit	$(24,977,565)	$(70,769,910)

The overall working capital deficit decreased from $70,769,910 at December 31, 2022, to $24,977,565 at September 30, 2023. The current liabilities primarily consist of accounts payable, loans payable, convertible notes payable, derivative liability from the bifurcated conversion feature embedded in the hybrid debt instruments, related party liabilities, and liability-classified Series A Preferred Stock. The decrease in working capital deficit is mainly attributable to the mark to market of the Company’s Series A Preferred stock during the nine month ended September 30, 2023 for approximately $45.3 million, which was reported under other income in the consolidated condensed statement of operations for the nine months ended September 30, 2023.

The following is selected information from the statements of cash flow for the nine months ended September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Cash used in Operating Activities	$(304,256)	$(253,664)
Cash provided by (used in) Investing Activities	$(20,948)	$(14,914)
Cash provided by Financing Activities	$365,985	$245,394
Net increase (decrease) in Cash During Period	$40,781	$(23,184)

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

Contingencies

For a discussion of contingencies, see Note 11, Commitments and Contingencies, to the Notes to the Consolidated condensed Financial Statements of the Quarterly Report.

Off-balance Sheet Arrangements

During the period ended September 30, 2023, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a listing of our new and recently adopted accounting standards, See Note 2, Summary of Significant Accounting Policies, to the note to the consolidated condensed financial statements of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of September 30, 2023, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of September 30, 2023, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to spend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended September 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company issued an aggregate of 2,622,923,481 shares of common stock pursuant to the conversion of 620,393 Series A Preferred stock.

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

Signature	Title	Date

/s/ William Reed	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	December 8, 2023
William Reed	(Principal Executive, Financial and Accounting Officer)